Form 10-Q
period 1997-09-27
MMI PRODUCTS INC
filed 1997-11-06
CIK 1040736

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 27, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number 333-29141


                              MMI PRODUCTS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                 74-1622891
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                      515 West Greens Road, Suite 710
                           Houston, Texas  77067
                  (Address of Principal Executive Offices)

                              (281) 876-0080
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X]

     There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 6, 1997.

                             MMI PRODUCTS, INC.
                                   INDEX

                                                                       PAGE
PART I.  FINANCIAL STATEMENTS AND NOTES                               NUMBER
                                                                      ------
  Item 1. Financial Statements and Notes                                3

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                             11

  Item 6. Exhibits and Reports on Form 8-K                              11

Item 1. CONDENSED FINANCIAL STATEMENTS AND NOTES

                              MMI PRODUCTS, INC.
                                BALANCE SHEETS
                                (In Thousands)

                                                                    (Unaudited)
                                                        December     September
                                                        28, 1996     27, 1997
                                                        --------    -----------
                            ASSETS
Current assets:
  Cash and cash equivalents                             $    234      $  7,749
  Accounts receivable, net of allowance for doubtful
   accounts of $1,701 and $1,797, respectively            35,637        49,561
  Inventories                                             41,687        46,883
  Prepaid expenses and other current assets                5,037         4,043
                                                        --------     ---------
      Total current assets                                82,595       108,236
Property, plant and equipment
  Land                                                     4,814         4,814
  Buildings and improvements                              15,465        15,895
  Machinery and equipment                                 46,639        48,905
                                                        --------     ---------
                                                          66,918        69,614
  Less accumulated depreciation                           22,046        24,576
                                                        --------     ---------
      Property, plant and equipment, net                  44,872        45,038
Intangibles assets                                         6,105         5,897
Deferred charges and other assets                          1,691         5,740
                                                        --------     ---------
Total assets                                            $135,263      $164,911
                                                        ========     =========

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $ 29,114      $ 36,164
  Accrued interest                                           595         6,266
  Accrued liabilities                                     10,538        10,802
  Due to Holding, net                                      5,810         3,574
  Current maturities of long-term debt,
   including capital lease obligations                     3,027         1,050
                                                        --------     ---------
      Total current liabilities                           49,084        57,856
Long-term debt, including capital lease obligations       52,251       122,665
Deferred income taxes and other long-term liabilities      5,394         5,661

Commitments and contingencies

Stockholder's equity (deficit)
  Common stock, $1 par value; 500,000 shares
   authorized; 252,000 shares issued and outstanding         252           252
  Additional paid-in capital                              14,599        14,711
  Retained earnings (deficit)                             13,683       (36,234)
                                                        --------     ---------
      Total stockholder's equity (deficit)                28,534       (21,271)
                                                        --------     ---------
Total liabilities and stockholder's equity (deficit)    $135,263      $164,911
                                                        ========     =========

    The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                           STATEMENTS OF OPERATIONS
                                (In Thousands)

                                    Three Months Ended       Nine Months Ended
                                   September  September    September  September
                                    26, 1996   27, 1997     26, 1996   27, 1997
                                   --------------------    --------------------
Net sales                           $ 82,593   $ 94,698     $210,796   $263,329
Cost of sales                         69,163     80,315      176,722    224,519
                                    --------   --------     --------   --------
    Gross profit                      13,430     14,383       34,074     38,810
Selling, general and administrative
  expenses                             5,872      5,978       16,720     18,171
Other (income) expense, net              102          8          250       (154)
                                    --------   --------     --------   --------
Income before interest and income
  taxes                                7,456      8,397       17,104     20,793
Interest expense:
  Affiliates                             555        -          1,622        -
  Other                                1,374      3,861        3,818      8,815
                                    --------   --------     --------   --------
                                       1,929      3,861        5,440      8,815
                                    --------   --------     --------   --------
Income before income taxes             5,527      4,536       11,664     11.978
Provision for income taxes             2,211      1,814        4,664      4,790
                                    --------   --------     --------   --------
               Net income           $  3,316   $  2,722     $  7,000   $  7,188
                                    ========   ========     ========   ========

    The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                         Nine Months Ended
                                                        September  September
                                                         26, 1996   26, 1997
                                                        ---------  ---------
Net income                                               $  7,000   $  7,188
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             3,293      4,080
  Other                                                       627      1,484
Changes in operating assets and liabilities, net of
 effects of acquired businesses:
  Increase in operating assets and liabilities             (2,851)    (5,732)
  Increase (decrease) in due to Holding                        21     (2,236)
  Decrease in deferred interest payable - affiliates       (5,859)       -
  Other                                                       613       (226)
                                                        ---------  ---------
Net cash provided by operating activities                $  2,844   $  4,558
                                                        ---------  ---------
Investing activities:
  Capital expenditures                                     (2,274)    (2,738)
  Acquisition                                             (17,279)      (542)
  Other                                                        76         82
                                                        ---------  ---------
Cash used in investing activities                         (19,477)    (3,198)
                                                        ---------  ---------
Financing activities:
  Proceeds from credit facility and long-term debt         79,924    192,309
  Payments on credit facility, long-term debt, and
   capital lease obligations                              (64,804)  (125,098)
  Distributions to Holding                                    -      (57,105)
  Debt offering costs                                         -       (3,951)
                                                        ---------  ---------
Cash provided by financing activities                      15,120      6,155
                                                        ---------  ---------
     Net change in cash and cash equivalents               (1,513)     7,515
Cash and cash equivalents, beginning of period              2,163        234
                                                        ---------  ---------
Cash and cash equivalents, end of period                 $    650   $  7,749
                                                        =========  =========
Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing activities
   Issuance of capital lease obligations
    for capital expenditures                             $    888   $  1,226
                                                        =========  =========

   The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with MMI Products, Inc.'s (the "Company") annual financial statements for the year ended December 28, 1996 included in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission on August 26, 1997.

     In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of September 27, 1997 and the results of its operations and its cash flows for the respective periods ended September 26, 1996 and September 27, 1997. Interim results for the nine months ended September 27, 1997 are not necessarily indicative of results that may be expected for the fiscal year ending January 3,1998.

2. INVENTORIES
Inventories consisted of the following:

                        December       September
                        28, 1996        26, 1997
                        --------       ---------
                              (In Thousands)
Raw materials            $  9,854        $ 12,025
Work-in-process               312             228
Finished goods             31,512          34,630
                        ---------       ---------
                         $ 41,687        $ 46,883
                        =========       =========

3. LONG-TERM DEBT

     On April 16, 1997, the Company issued $120 million of senior subordinated notes due 2007. The net proceeds of $116.1 million, after fees and expenses, were used i) to distribute $57 million to Merchants Metals Holding Company ("Holding") for the redemption by Holding of certain of its equity interests,
ii) to repay the entire $10 million principal amount, plus accrued interest, on a senior subordinated secured note payable, iii) to repay the Company's remaining indebtedness under a term loan facility of $11.4 million and
iv) to reduce the Company's indebtedness under the revolving credit facility.

                              MMI PRODUCTS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

3. LONG-TERM DEBT - (Continued)

     On August 26, 1997, the Company filed a registration statement on Form S-4, as amended, with the Securities and Exchange Commission to exchange the $120 million Senior Subordinated Notes issued on April 16, 1997 for Registered Senior Subordinated Notes, which have the same form and term as the April 16, 1997 notes.

     On April 15, 1997, the Company's revolving credit facility of $48.5 million was extended through December 2001 with interest at the bank's base rate plus 0.25 percent or Eurodollar rate plus 2.0 percent. The terms of the revolving credit facility contain, among other provisions, affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers, sales of assets, and dividend payments.

4. COMMITMENTS AND CONTINGENCIES

     In November 1996, a former stockholder of Holding exercised its appraisal rights and filed a lawsuit against Holding with respect to the value of the common and preferred stock redeemed in connection with a recapitalization transaction (the Recapitalization) which occurred on December 13, 1996. In January 1997, Holding paid the stockholder $2.2 million with respect to the value of the preferred stock, the original value offered in the Recapitalization. The Company has recorded a liability to Holding for $3.7 million, which is equal to the amount the stockholder would have received for its common stock if it had not exercised its appraisal rights. Although management believes the value that the Recapitalization provided to be paid to holders of Holding common stock was fair to such holders, there can be no assurance that the court will agree. Any difference resulting from the settlement of the value of the common stock would be recorded as an adjustment to the contribution of capital from Holding and would therefore have no effect on the operating results of the Company.

     The Company is involved in a number of legal actions arising in the ordinary course of business. The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                    Three Months Ended      Nine Months Ended
                                   September  September    September  September
                                    26, 1996   27, 1997     26, 1996   27, 1997
                                   ---------  ---------    ---------  ---------
Fence                                  56.2%      51.7%        61.5%      52.3%
Wire Mesh                              32.1%      35.8%        25.8%      36.2%
Concrete Accessories                   11.7%      12.5%        12.7%      11.5%
                                   ---------  ---------    ---------  ---------
Net sales                             100.0%     100.0%       100.0%     100.0%
Cost of sales                          83.7%      84.8%        83.8%      85.3%
                                   ---------  ---------    ---------  ---------
    Gross profit                       16.3%      15.2%        16.2%      14.7%
Selling, general and
  administrative expenses               7.1%       6.3%         8.0%       6.9%
Other (income) expense, net             0.1%        -           0.1%        -
                                   ---------  ---------    ---------  ---------
Income before interest and
  income taxes                          9.1%       8.9%         8.1%       7.8%
Interest expense                        2.4%       4.1%         2.6%       3.3%
                                   ---------  ---------    ---------  ---------
Income before income taxes              6.7%       4.8%         5.5%       4.5%
Provision for income taxes              2.7%       1.9%         2.2%       1.8%
                                   ---------  ---------    ---------  ---------
              Net income                4.0%       2.9%         3.3%       2.7%
                                   =========  =========    =========  =========

     Net sales for the three months and nine months ended September 27, 1997 increased $12.1 million (14.7%) and $52.5 million (24.9%), respectively, from the corresponding periods of the prior fiscal year. Such increases were primarily attributable to the impact of the acquisitions of the wire mesh operations of Atlantic Steel and Florida Wire Products, and the concrete accessories operation of Gateway Building Products that occurred in the second half of fiscal year 1996. The Company currently is not a party to any agreement pertaining to any business acquisitions that would cause continued high growth in net sales. It is an essential element of the Company's strategy, however, to identify and where justified by market and economic forces, acquire businesses at valued prices. Increased activity in wood and vinyl fence systems sales, and the opening of a Philadelphia area fence product line service center in January 1997 also contributed to the increase in sales.

     As a percentage of net sales, gross profit margins decreased 1.1% and 1.5%, respectively for the three months and nine months ended September 27, 1997 from the corresponding periods of the prior fiscal year. The decline in gross profit margin was primarily due to the shift in sales mix to lower margin mesh products as a result of the 1996 acquisitions and increased raw materials costs, particularly steel rod and zinc.

     Selling, general, and administrative expenses as a percentage of net sales decreased 0.8% and 1.1% respectively for the three months and nine months ended September 27, 1997, from the corresponding periods of the prior fiscal year. The decrease in these expenses, as a percentage of net sales, was the result of a change in the Company's product mix during 1997 and higher provisions for uncollectible receivables in 1996. The Company's mesh and wire product sales increased with the acquisition of Atlantic Steel and Florida
Wire Products. Mesh and wire products are generally sold in truckload quantities direct from the manufacturing facility to the customer. Such sales require relatively lower levels of selling expenses than the Company's other product lines where a sales force is in place at each distribution location.

     Interest expense increased $1.9 million (100.2%) and $3.4 million (62.0%) respectively for the three months and nine months ended September 27,1997 from the corresponding periods of the prior fiscal year. The increases were principally due to the higher levels of outstanding debt as a result of the issuance of the $120 million Senior Subordinated Notes. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, pro forma interest expense for the first nine months of fiscal year 1997 would have been $12.6 million, an increase of $3.8 million over the $8.8 million actually incurred. Pro forma interest expense is based on the 11.25% rate on the $120 million Senior Subordinated Notes plus the amortization of deferred financing costs over the life of the debt.

     Net income for the three months and nine months ended September 27, 1997 was $2.7 million (2.9% of net sales) and $7.2 million (2.7% of net sales), respectively, compared to net income of $3.3 million (4.0% of net sales) and $7.0 million (3.3% of net sales), respectively, for the corresponding periods of the prior fiscal year. The decrease in profitability was primarily a result of the factors discussed above. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, net income for the first nine months of fiscal year 1997 would have been approximately $5.0 million, a 29% decrease as compared to the first nine months of fiscal year 1996.

LIQUIDITY AND SOURCES OF CAPITAL

     On April 16, 1997, the Company issued $120 million of senior subordinated notes due 2007. The net proceeds of $116.1 million, after fees and expenses, were used i) to distribute $57 million to Holding for the redemption by Holding of certain of its equity interests, ii) to repay the entire $10 million principal amount, plus accrued interest, on a senior subordinated secured note payable, iii) to repay the Company's remaining indebtedness under a term loan facility of $11.4 million and iv) to reduce the Company's indebtedness under the revolving credit facility.

     Cash Flows. For the nine months ended September 27, 1997, operating activities provided net cash of approximately $4.6 million. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges provided $12.8 million of operating cash flow, of which $5.7 million was utilized primarily for seasonal increases in operating assets and liabilities, $2.2 million was paid to Holding for it to conclude its redemption of preferred stock in connection with the Recapitalization, and $0.2 million was utilized due to changes in other long-term assets and liabilities. Investing activities utilized approximately $3.2 million of cash, principally consisting of capital expenditures and an acquisition of a fence product line service center. Financing activities provided approximately $6.2 million of cash, primarily from the issuance of senior subordinated notes and the use of their net proceeds, as discussed above.

     For the nine months ended September 26, 1996, operating activities provided net cash of approximately $2.8 million. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges provided $10.9 million of operating cash flow, of which $2.8 million was utilized primarily for seasonal increases in operating assets and liabilities, $5.9 million in deferred interest was paid to affiliates, and $0.6 million was utilized due to changes in other long-term assets and liabilities. Investing activities utilized approximately $19.5 million of cash principally for the acquisition of the wire mesh operation of Atlantic Steel and capital expenditures. Financing activities provided cash of approximately $15.1 million from net long-term borrowings.

     Working Capital. The Company had working capital of $50.4 million as of September 27, 1997, representing a $16.9 million increase from December 28, 1996, due primarily to the increase in accounts receivable from the Company's higher level of sales during the third quarter (see discussion of Seasonality below). Increases in inventories since December 28, 1996 to accommodate the seasonal peak levels of business were offset by higher levels of accounts payable. The Company's balance of cash and cash equivalents increased $7.5 million and accrued interest payable increased $5.7 million from the end of 1996 due principally to the issuance of the senior subordinated notes.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first nine months of fiscal year 1997 and 1996 was $24.9 million and $20.4 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization, and non-recurring expenses.

     The Company expects that cash flows from operations and the borrowing availability under its bank revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, existing debt service, and business acquisition strategy over the near term.

SEASONALITY

     The Company's products are used in the residential, commercial and infrastructure construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on the Company's sales and profitability. The highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the Company's second and third quarters and will be lower in the first and fourth quarters.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The information set forth in Note 4 in the Notes to the Financial Statements in Part I of this report is incorporated by reference thereto.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBIT 27               Financial Data Schedule

        B. REPORTS ON FORM 8-K      None

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



Date:  November 6, 1997             By: /s/ Robert N. Tenczar
                                    ---------------------------------
                                    Robert N. Tenczar, Vice President
                                    and Chief Financial Officer