Form 10-K
period 1998-01-03
MMI PRODUCTS INC
filed 1998-03-31
CIK 1040736

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended January 3, 1998

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

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on March 27, 1997, all of which are held by Merchants Metals Holding Company.
                DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                     PART I

ITEM 1.     BUSINESS

BACKGROUND

     MMI Products, Inc. (the "Company"), a Delaware corporation and a wholly-owned subsidiary of Merchants Metals Holding Company ("Holding"), was organized in 1953. The Company was acquired by Citicorp Venture Capital Ltd. and members of the Company's management in 1986. The Company's products consisted solely of the fence product line until 1989 when the Company acquired the wire mesh and concrete accessories lines.

RECENT ACQUISITIONS

     Since 1989, the Company has completed ten acquisitions, including six since the beginning of fiscal year 1995, which have substantially increased the Company's net sales and cash flow. Five of these acquisitions (including eleven facilities) related to fence products, two of these acquisitions (including four facilities) related to wire mesh and three of these acquisitions (including two facilities) related to concrete accessories.

     On March 31, 1995, the Company acquired eight distribution centers for the fence product line from Semmerling Fence and Supply, Inc. and Pioneer Fence & Pipe Supply, Inc. (the "Semmerling/Pioneer Acquisition"). The Semmerling/Pioneer Acquisition strengthened the Company's market position by adding additional distribution centers and expanding its fence product line with the addition of a new line of vinyl coated pipe and tubing.

     On July 31, 1995, the Company acquired three operating plants and certain equipment from Atlantic Steel (the "Atlantic Steel Acquisition"). The Atlantic Steel Acquisition broadened the Company's wire mesh distribution network, increased the Company's wire mesh production capacity and expanded its wire mesh product line through the addition of galvanized strand wire, which is sold to a diversified group of manufacturers and processors of wire products.

     In October 1996, the Company further broadened its distribution network and increased its production capacity for certain wire mesh and concrete accessories products through two acquisitions. On October 14, 1996, the Company acquired a concrete accessories manufacturing and distribution facility in Chicago, Illinois from Gateway Construction Company (the "Gateway Acquisition"). The Gateway Acquisition increased the Company's production capacity for steel reinforcing bar supports and strengthened the Company's presence in the concrete accessories market in the Midwestern United States.
In addition, on October 31, 1996, the Company acquired a wire mesh production facility in North Miami Beach, Florida from DSM Corporation (the "Florida Wire Acquisition"). The Florida Wire Acquisition enhanced the Company's ability to capitalize on demand for wire mesh created by the relatively high level of construction activity in Florida and other areas of the Southeastern United States.

     On February 18, 1998, the Company acquired certain net assets of The Burke Group L.L.C. ("Burke"). Burke is a manufacturer of hardware devices and processor of chemicals used in the concrete construction industry, with facilities in Converse, Texas and Long Beach, California. The acquisition expands the offerings of the Company's concrete accessories product line. The total purchase price was approximately $20.8 million, of which $19.4 million was funded by the Company's revolving credit facility. The estimated $1.4 million remainder will also be funded by the Company's revolving credit facility at the final settlement date.

     On March 2, 1998, the Company purchased substantially all of the assets of Wholesale Fencing Supply, Inc. and affiliated entities ("Wholesale") for approximately $2.1 million. Wholesale is a manufacturer of ornamental iron fencing and a distributor of fence products in Tacoma, Washington, and two Oregon locations.

GENERAL

     The Company sells its products along three principal product lines: fence, wire mesh, and concrete accessories. The Company has established leading market positions for each of these product lines by combining efficient manufacturing, high quality products, broad product offerings, and extensive distribution capabilities. In addition, the Company benefits from raw material purchasing efficiencies because the manufactured products in each of its three principal product lines are produced primarily from the same raw material, steel rod.

     The Company's fence product line includes chain link fence fabric, fittings and other related products which are manufactured and distributed by the Company, as well as wood, vinyl, aluminum, and ornamental iron fence products which are manufactured by third parties and distributed by the Company. The Company's wire mesh product line includes various classes of wire mesh, which serve as structural reinforcing grids for concrete construction, including concrete pipe, roads, bridges, runways, and sewage and drainage projects. The Company's concrete accessories product line consists of over 2,000 specialized accessories used in concrete construction, including products used to position and install steel reinforcing bar and wire mesh reinforcing grid.

     The Company has developed an extensive and well positioned distribution network, consisting of 58 Company-operated distribution centers, located in 29 states. The Company's distribution network services over 3,900 customers, including construction contractors, fence wholesalers, industrial manufacturers, highway construction contractors, and fabricators of concrete reinforcing bar. In addition to serving customers nationwide, the Company's distribution centers and production facilities are well positioned to serve areas of high population and construction growth. The Company currently has manufacturing or distribution facilities in each of the ten states with the largest projected increases in population from 1995 through 2025.

     The Company has developed a reputation in its markets as a service-oriented, cost-efficient manufacturer of high quality products. The Company manufactures its products at 15 principal facilities, which are strategically located throughout the United States. The Company achieves cost efficiencies by combining state-of-the-art and traditional production methods to suit specific product applications, hiring and training skilled employees, reducing materials usage and implementing standard process controls and other productivity improvements. In addition, while the Company's manufacturing facilities are geared primarily toward high-volume, standardized production to promote efficiencies, many of the Company's manufacturing facilities are capable of producing customized products in response to specific customer requirements or applications that are unique to particular geographic regions of the United States.

     Demand for the Company's products is subject to trends in the residential, commercial, and infrastructure construction industries. The Company is increasing its focus on products used in the commercial and infrastructure construction industries, which historically have been less seasonal and less cyclical than the residential construction industry. Although the Company estimates that approximately 50% of its fence sales in past years were attributable to each of the commercial and residential construction industries, the Company has implemented strategies designed to further increase the percentage of its fence sales to the commercial construction industry. Specifically, the Company is emphasizing its "authorized dealer program" pursuant to which leading fence contractors throughout the country have agreed to purchase at least half of their fence requirements from the Company. As a result, the number of dealers participating in the Company's program has increased from approximately 150 in fiscal year 1994 to approximately 330 in fiscal year 1997. In addition, the Company's wire mesh and concrete accessories product lines, which have been increasing as a percentage of the Company's total net sales, are marketed primarily to the commercial and infrastructure construction industries, rather than the residential construction industry. The Company estimates that its wire mesh sales in fiscal year 1997 to the infrastructure, commercial, and residential construction industries to be approximately 50%, 22%, and 28%, respectively. The Company estimates that substantially all of its concrete accessories sales in fiscal year 1997 were attributable to the commercial and infrastructure construction industries (with sales to the commercial and infrastructure construction industries representing approximately 70% and 30%, respectively). In addition, the Company anticipates that demand for the products in its wire mesh and concrete accessories product lines is likely to increase as the level of infrastructure development activity increases. The Company expects spending for infrastructure projects to continue to increase over the next decade, as major elements of the nation's infrastructure require replacement or substantial improvement.

PRODUCTS

     Fence. The Company manufactures fence products at six principal manufacturing facilities. Such products include chain link fence fabric, a full line of aluminum die cast and galvanized pressed steel fittings, PVC color coated wire and vinyl coated colored pipe, tubing and fittings.

     The Company also distributes a variety of fence products that it purchases from third parties. Such products include pipe, tubing, wood, vinyl, aluminum, and ornamental iron fence products, gates, hardware, and other related products. In addition, the Company assembles wooden fence panels at several of its facilities from wood materials purchased by the Company for use in the installation of residential wood fences.

     The Company's fence products are used in a variety of applications. The Company's chain link fence products primarily serve as security fencing at residential, commercial and governmental facilities, including manufacturing and other industrial facilities, warehouses, schools, airports, correctional institutions, military facilities, recreational facilities, swimming pools and dog kennels. The Company's PVC color coated wire, together with vinyl coated colored pipe, tubing and fittings, are used primarily for tennis courts and other residential applications. The Company's other fence products are used primarily in the construction of wood, vinyl, aluminum or ornamental iron fence systems, and in the construction of all sizes and styles of fence gates for the residential and commercial markets.

     In fiscal year 1997, approximately 36% of the Company's sales of fence products represented products manufactured by the Company. The remaining fence products were purchased as finished goods from third parties for distribution by the Company. The Company purchases most of its finished fence products from domestic manufacturers. The Company believes that its full line of fence products provides a competitive advantage by enabling it to provide "one-stop shopping" to its customers, thereby promoting customer loyalty.

     Wire Mesh. The Company manufactures three principal classes of wire mesh, consisting of commodity building mesh (Class B-2), pipe mesh (Class C), and structural mesh (Class D). The Company's wire mesh is produced from wire that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns. In addition, the Company acquired production capacity for a line of galvanized strand wire pursuant to the Atlantic Steel Acquisition in 1996.

     Class B-2 mesh is a commodity building mesh used in housing and light commercial construction, including driveways, slab foundations and concrete walls. Class C mesh is used to construct reinforced concrete pipe for, among other things, drainage and sewage systems and water treatment facilities. The Company has been producing pipe mesh for over 40 years. Class D mesh is a structural wire mesh that is designed as an alternative to steel reinforcing bar for certain types of concrete construction, including roads, bridges and other heavy construction projects. The Company markets its structural mesh as a cost-effective alternative to steel reinforcing bars. Although structural mesh has a higher initial cost to the customer than does steel reinforcing bar, the Company believes that the overall construction cost to the customer is generally lower if structural mesh is utilized. Galvanized strand wire is used by manufacturers and processors of all types of wire products, including shelving, household and automotive products.

      Concrete Accessories. The Company's concrete accessories include supports for steel reinforcing bars and wire mesh, form ties and related products, basket assemblies (including welded and loose dowel basket assemblies) and anchors and inserts (including imbedded attachments and lifting devices, composite structural wire members and prestress strand hold down anchors). Although the Company manufactures most of its concrete accessories products, certain products, such as plastic supports for steel reinforcing bar and certain types of form ties, are purchased from third parties for distribution by the Company. The Company continually introduces new products to its concrete accessories product line in its efforts to provide a full line of concrete accessories to its customers.

     The Company's concrete accessories are used in a variety of applications. The Company's supports for steel reinforcing bars and wire mesh are used to position and install steel reinforcing bars and wire mesh in the construction of roads, bridges and other heavy construction projects. The Company's welded and loose dowel basket assemblies are used to reinforce joints between concrete pieces in the paving of roads, highways, and runways. The Company's anchors and inserts are used to fasten and lift precast panels and floor panels in the construction of, among other things, commercial buildings.

     In fiscal year 1997, the Company estimates that approximately 80% of the Company's sales of concrete accessories represented products manufactured by the Company. The remaining 20% of concrete accessories were purchased as finished goods for resale by the Company through its 15 regional distribution facilities. The Company generally purchases its finished concrete accessories from domestic manufacturers.

PRODUCTION PROCESS

     The Company manufactures its products at 15 principal facilities, which are strategically located throughout the United States. Of the Company's principal manufacturing facilities, six produce chain link fence fabric and related products, six produce wire mesh and three produce concrete accessories. The Company employs a combination of state-of-the-art and traditional production methods to achieve cost efficiencies in its manufacturing processes. In addition, while the Company's manufacturing facilities are geared primarily toward high-volume, standardized production to promote efficiencies, many of the Company's manufacturing facilities are capable of producing customized products in response to specific customer requirements or applications that are unique to particular geographic regions of the United States. Consequently, each plant is configured to serve as both a high-volume producer of standard products and a job lot producer of specialty products.

     Fence. The Company's chain link fence manufacturing process is virtually the same at each of its fence manufacturing facilities. The dominant manufacturing process, which is known as "GAW" or "galvanized after weaving", involves three steps. The first step, wire drawing, transforms steel rod into steel wire, primarily ranging in thickness from 6.0 gauge (.0192 inches) to
12.5 gauge (.095 inches). In the second step, the wire is woven into chain link fabric by automated fabric weaving machines pre-set to a specific width (which ranges from three to 20 feet) of chain link fence fabric and to a specific "diamond" size ranging from 3/8 inch to 2 3/8 inches. The third step consists of the galvanizing process, which involves coating the surface of the steel wire with zinc to provide, among other things, corrosion protection.

     The Company also produces other types of coated wire fabric, including polyvinyl chloride or "PVC" coated, aluminum coated, and galvanized before weaving ("GBW"). In addition, the Company manufactures a full line of aluminum die cast and galvanized pressed steel fittings and applies vinyl coatings to the pipe, tubing, and fittings used with vinyl coated chain link fabric.

     Wire Mesh. The Company manufactures wire mesh with wire that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns. The Company's wire mesh is manufactured from low-carbon steel rod, which is cleaned by removing "mill scale" by passing the rod through a series of pulleys that mechanically descales the rod. The rod is then pulled through a die that reduces the area of the rod approximately 30 percent. This "cold working" process produces wire that is clean, uniform in diameter and nearly 100 percent stronger than the original rod. The wire is then processed into the finished product using automatic welding machines. This method of welding, known as electrical resistance welding, produces a very strong welded joint without weakening the steel as much as electrode welding.

     Certain aspects of the production process vary depending on the class of mesh being produced. Commodity building mesh generally is produced in roll and sheet form and is made with small diameter wire. Pipe mesh generally is custom-made to customer specifications. Additional steps in the process of producing structural wire mesh often include bending the mesh to precise shapes, cutting the exact sizes and preparing the surface to allow for the application of special coatings.

     Concrete Accessories. The Company's manufacturing process for concrete accessories consists primarily of drawing steel rod into wire and then feeding coils of wire into automatic forming and resistance welding machines which produce the finished product. Additional manufacturing processes include various punch press operations, threading, machining, painting and plastic and epoxy coating of products. In addition to steel rod, which is the primary raw material for concrete accessories, the Company uses other raw materials such as round bar stock, slit steel coils, reinforcing steel bars and paints, plastisol and epoxy powder used for various coatings.

RAW MATERIALS

     The manufactured products in each of the company's principal product lines are produced primarily from steel rod. Because each of the company's principal product lines require large quantities of the same raw material, the Company purchases steel rod in significantly larger quantities than would be the case if the Company's product lines were part of separate stand-alone enterprises. Because of such large volume purchases, the Company believes that it typically purchases steel rod at a cost below industry standard. Since steel rod cost comprises a substantial portion of the Company's cost of goods sold (approximately 33% in fiscal year 1997), the Company believes such cost savings provide a significant competitive advantage.

     In recent years, more than 50% of the steel rod purchased by the Company has been produced overseas. The Company, however, also purchases a substantial amount of domestically produced steel rod. Most of the Company's purchases of foreign steel rod are made through Mannesmann Pipe and Steel Corporation, which arranges the importation of rod from various overseas sources. The Company's major suppliers of steel rod in the United States include Ameristeel, North Star Steel, Keystone Steel, and Raritan.

     The Company negotiates quantities and pricing on a quarterly basis for both domestic and foreign steel rod purchases. Because all agreements for the purchase of steel rod, whether foreign or domestic, are denominated in United States dollars, the Company is not exposed to significant risks of fluctuations in foreign currency exchange rates with respect to such agreements.

SALES AND MARKETING; PRINCIPAL CUSTOMERS

     The Company distributes its products to customers in the residential, commercial and infrastructure construction industries through its 58 Company-operated distribution centers, its authorized dealers or shipments of truckload quantities from the plant. The Company has over 3,900 customers, none of whom individually accounted for more than 10% of the Company's revenues in fiscal year 1997. The Company employs approximately 76 salespeople who have primary responsibility for contacting, taking orders from, and maintaining the

Company's relationship with its customers. In addition, members of senior management have frequent contact with many of the Company's customers to ensure that it is meeting the customers' needs. Each distribution center also has dedicated customer service representatives who assist customers on a daily basis with any questions or concerns regarding the Company's products or customer orders.

     Fence. The Company sells fence products principally to fence wholesalers and residential and commercial contractors. Although the Company also sells some fence products through home centers, such sales are not a primary focus of the Company's sales efforts.

     The Company's dedicated sales force for its fence product line consists of approximately 53 employees whose sales territories cover the 48 contiguous states. Sales generally are made through the Company's 42 regional fence distribution centers (six of which are located at the Company's fence manufacturing facilities), which are located in 29 states. Because fence customer orders typically require rapid turn-around time, the Company's distribution centers are strategically located near customers' facilities. The Company also distributes its fence products through a network of approximately 330 authorized dealers located throughout the country.

     Wire Mesh. The Company sells wire mesh products principally to construction products distributors, industrial manufacturers (such as pre-casters of concrete products), lumber yards, and manufacturers and processors of all types of wire products, including shelving, household and automotive products.

     The Company's specialized sales force for the wire mesh product line consists of approximately 10 employees whose sales territories cover the 48 contiguous states. Members of the wire mesh sales force generally have engineering backgrounds which permit them to consult with customers regarding product specifications. Because orders for wire mesh products typically do not require the quick turn-around time that is required for fence product and concrete accessories, the Company's wire mesh products are shipped directly from one of the Company's six wire mesh manufacturing facilities to the customer, generally in truckload quantities. The Company produces most of its wire mesh in response to particular customer orders. The Company's light wire mesh used for residential construction, however, generally is produced in standard patterns in anticipation of customer orders.

     Concrete Accessories. The Company sells its concrete accessories principally to large reinforcing bar fabricators, commercial building supply dealers and construction contractors.

     The Company has a dedicated sales force for its concrete accessories product line consisting of approximately 13 employees whose sales territories cover the 48 contiguous states. The Company's concrete accessories are distributed primarily through 16 regional distribution centers (three of which are located at the Company's concrete accessories manufacturing facilities). Because orders for concrete accessories typically require rapid turn-around time, these distribution centers are strategically located near customers' facilities.

COMPETITION

     Fence. The Company's major national competitor for fence products is Master-Halco, Inc., which has a more extensive local distribution network than does the Company. The Company believes, however, that the Company's more extensive fence manufacturing capabilities provide an advantage to some major accounts. The Company also competes with two strong regional competitors for fence products, one of which operates primarily on the East Coast, with particular emphasis on Florida, and one of which operates only manufacturing facilities (with no internal distribution network) primarily east of the Rocky Mountains. The Company's remaining competitors for fence products are smaller regional manufacturers and wholesalers.

     Although the ability to sell fence products at a competitive price is an important competitive factor, the Company believes that other factors, such as perceived quality of product and service and ability to deliver products to customers quickly, are also important to its fence customers. The Company believes that its reputation for quality and service and its ability to deliver product quickly due to the locations of its 42 fence distribution centers, enable the Company to obtain a slight premium in its sales price for fence products, as compared to its principal competitors.

     Wire Mesh. The Company's major competitor for wire mesh is Insteel Wire Products, Inc. The Company faces strong regional competitors in Midwestern, Southeastern, and Mid-Atlantic states. The Company also faces competition from smaller regional manufacturers and wholesalers of wire mesh products.

     The Company believes that its ability to produce a greater variety of products in a wider geographical area provides an advantage to major accounts. The Company believes that its willingness and ability to provide custom-made products that fit its customers' individual needs provide the Company with a competitive advantage. In addition, the Company believes that its raw material costs (which the Company believes are lower than many of its competitors) enhance the Company's ability to compete effectively with respect to product price in the wire mesh market.

     Concrete Accessories. The concrete accessories product line faces competition from several significant competitors. Dayton-Superior Corporation is the leading full line national participant in the concrete accessories market, with a market share greater than that of the Company. The Company also faces strong full line competition from a regional competitor and from two other significant competitors, who offer a more limited number of products.

     The Company believes that price, product selection and ability to deliver product quickly are the principal competitive factors in the concrete accessories market. The Company believes that its raw material costs (which the Company believes are lower than many of its competitors) enhance the Company's ability to compete effectively with respect to product price in the concrete accessories market. The Company also believes that its extensive concrete accessories product line enables it to compete effectively. In addition, the Company also believes that its ability to deliver its concrete accessories products quickly as a result of the locations of its regional distribution facilities is a competitive advantage for the Company.

REGULATION

     Environmental Regulation. The Company is subject to extensive and changing federal, state and local Environmental Laws including laws and regulations that relate to air and water quality, impose limitations on the discharge of pollutants into the environment, and establish standards for the treatment, storage, and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these Environmental Laws. In addition, Environmental Laws could impose liability for costs associated with investigating and remediating contamination at the Company's facilities or at third-party facilities at which the Company has arranged for the disposal treatment of hazardous materials.

     Although no assurances can be given, the Company believes that the Company and its operations are in compliance in all material respects with all Environmental Laws and the Company is not aware of any non-compliance or obligation to investigate or remediate contamination that could reasonably be expected to result in material liability. This being said, Environmental Laws continue to be amended and revised to impose stricter obligations. The Company cannot predict the effect such future requirements, if enacted, would have on the Company although the Company believes that such regulations would be enacted over time and would affect the industry as a whole.

     Health and Safety Matters. The Company's facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. The Company believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. While it is not anticipated that the Company will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, the Company is unable to predict the ultimate cost of compliance with these changing regulations.

EMPLOYEES

     As of January 3, 1998, the Company had approximately 1,800 full time employees. The Company is a party to seven collective bargaining agreements with five unions, of which a total of approximately 275 employees are members. Such collective bargaining agreements cover employees of the Baltimore, Maryland, Tampa, Florida, Whittier, California, Hackensack, New Jersey, Chicago, Illinois, and Oregon, Ohio facilities. The Company considers its relations with its employees to be good.

     With the Burke and Wholesale acquisitions in early 1998, the Company increased the number of employees by approximately 180, of which 12 are members of a collective bargaining unit.

ITEM 2.     PROPERTIES

     Information regarding the Company's manufacturing and distribution facilities as of January 3, 1998 is as follows:

                                                                                   Size
  Location                                Use                    Leased/Owned   (Sq. FT.)(1)
  --------                                ---                  ------------     ------------
Corporate Headquarter
---------------------
Houston, TX                             Administrative               Leased           10,689

Fence Product Line
------------------
Whittier, CA                            Distribution/Manufacturing   Owned            28,910
Tacoma, WA                              Distribution                 Leased            7,440
Riverside, CA                           Distribution                 Leased           19,700
Murray, UT (2)                          Distribution                 Leased           11,282
Houston, TX                             Distribution/Manufacturing   Owned           140,190
Dallas, TX                              Distribution                 Leased           10,000
Denver, CO                              Distribution                 Leased            9,600
Jacksonville, FL (2)                    Distribution                 Leased            9,000
New Orleans, LA                         Distribution                 Leased           15,860
Statesville, NC                         Distribution/Manufacturing   Owned            73,829
Forest Park, GA                         Distribution                 Leased            3,675
Hyattsville, MD                         Distribution                 Leased           10,560
Charlotte, NC (2)                       Distribution                 Leased           17,666
Nashville, TN                           Distribution                 Leased            6,500
Birmingham, AL                          Distribution                 Leased            7,300
Richmond, VA                            Distribution                 Leased            2,000
Columbia, SC                            Distribution                 Leased           11,200
Lawrenceville, GA                       Distribution                 Leased            3,500
Raleigh, NC                             Distribution                 Leased            6,834
Pennsauken, NJ                          Distribution                 Leased            3,834
New Paris, IN                           Distribution/Manufacturing   Owned (3)        72,000
Berkeley, MO                            Distribution                 Leased            7,500
Indianapolis, IN                        Distribution                 Leased           36,608
Westfield, MA                           Distribution                 Owned            50,000
Kansas City, MO                         Distribution                 Leased           35,000
Columbus, OH                            Distribution                 Leased           10,430
Louisville, KY                          Distribution                 Leased           16,000
Davie, FL (2)                           Distribution                 Leased           18,543
Strongsville, OH                        Distribution                 Leased           10,943
Brighton, MI                            Distribution/Manufacturing   Leased           65,890
Wheeling, IL                            Distribution                 Leased           35,713
Markham, IL                             Distribution                 Leased           12,524
Milwaukee, WI                           Distribution                 Leased            4,200
Brooklyn Park, MN                       Distribution                 Leased           15,000
Johnston, IA                            Distribution                 Leased            4,900
Tonawanda, NY                           Distribution                 Leased           26,000
Pittsburgh, PA                          Distribution                 Leased            5,500
Harrison, AR                            Distribution/Manufacturing   Owned            72,881



                                                                                   Size
  Location                                Use                    Leased/Owned   (Sq. FT.)(1)
  --------                                ---                    ------------   ------------
Fence Product Line - (Continued)
--------------------------------
Tampa, FL (2)                           Distribution                 Owned            70,142
Boise, ID                               Distribution                 Leased            7,500
Memphis, TN                             Distribution                 Leased            7,000
Ft. Worth, TX                           Distribution                 Leased            4,000

Wire Mesh Product Line
----------------------
Houston, TX                             Manufacturing                Owned (3)       130,992
Jacksonville, FL                        Manufacturing                Owned           145,846
Baltimore, MD                           Manufacturing                Owned           235,000
Oregon, OH                              Manufacturing                Leased           90,000
Tampa, FL                               Manufacturing                Owned (3)        21,450
North Miami Beach, FL                   Manufacturing                Leased           43,500

Concrete Accessories Product Line
---------------------------------
Houston, TX                             Distribution                 Leased           14,560
New Orleans, LA                         Distribution                 Leased           10,000
Hackensack, NJ                          Distribution                 Leased           15,000
Newington, VA                           Distribution                 Leased           21,645
Decatur, GA                             Distribution                 Leased            4,000
Anaheim, CA                             Distribution                 Leased           19,000
Ft. Worth, TX                           Distribution/Manufacturing   Owned           161,520
Davie, FL (4)                           Distribution                 Leased           18,543
Phoenix, AZ                             Distribution                 Leased            8,871
Hazelton, PA                            Distribution/Manufacturing   Leased           76,800
Chicago, IL                             Distribution                 Leased           69,425
Tampa, FL (4)                           Distribution/Manufacturing   Owned            70,142
Jacksonville, FL (4)                    Distribution                 Leased            9,000
Charlotte, NC (4)                       Distribution                 Leased           17,666
Murray, UT (4)                          Distribution                 Leased           11,282
Puerto Rico                             Distribution                 Leased           11,000

The following locations were added during February and March 1998 resulting from acquisitions:

Tacoma, WA (Fence)                      Distribution/Manufacturing   Leased           31,400
Medford, OR (Fence)                     Distribution                 Leased            2,040
Eugene, OR (Fence)                      Distribution                 Leased            2,480
Converse, TX (Concrete Accessories)     Distribution/Manufacturing   Leased           72,200
Long Beach, CA (Concrete Accessories)   Distribution/Manufacturing   Leased/Owned(5) 132,000

(1) Does not include square footage of outside storage and other outdoor areas.
(2) This property also contains a distribution center and/or manufacturing facility for concrete accessories.
(3) A portion of the property is also leased.
(4) This property also contains a distribution center for fence products.
(5) Land is leased, improvements are owned.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits incidental to its business. The Company does not believe that these claims and lawsuits in the aggregate will have a material adverse affect on the Company's business, financial condition and results of operations.

     In November 1996, a former stockholder of Holding exercised its appraisal rights and filed a lawsuit against Holding with respect to the value of the common and preferred stock redeemed in connection with a recapitalization transaction (the "Recapitalization") which occurred on December 13, 1996. See "Item 13 - Certain Relationships and Related Transactions - The Recapitalization." In January 1997, Holding paid the stockholder $2.2 million with respect to the value of the preferred stock, the original value offered in the Recapitalization. The Company has recorded a liability to Holding for $3.7 million, which is equal to the amount the stockholder would have received for its common stock if it had not exercised its appraisal rights. Although management believes the value that the Recapitalization provided to be paid to holders of Holding common stock was fair to such holders, there can be no assurance that the court will agree. The payment of the $3.7 million, plus or minus any difference resulting from the settlement of the value of the common stock plus any interest owed to the former stockholder, will be funded by the Company's revolving credit facility and recorded as an adjustment to the contribution of capital from Holding. The payment will therefore have no effect on the operating results of the Company. A trial date has been set in August 1998.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Not applicable.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data derived from the Company's financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, included elsewhere herein.

                                                   (In thousands)
                                                    Fiscal Years
                                  1997        1996        1995        1994        1993
                               ---------   ---------   ---------   ---------   ---------
Income Statement Data:
Net sales                      $ 346,905   $ 283,402   $ 233,284   $ 197,617   $ 166,731
Gross profit                      50,906      44,963      37,161      34,144      25,117
Nonrecurring expenses (1)            -         3,106         -           -         1,031
Net income                         7,737       6,337       6,346       7,512         816

Balance Sheet Data
 (at period end):
Working capital                $  50,308   $  33,511   $  36,563   $  29,222   $  24,982
Total assets                     152,818     135,263     103,856      86,498      77,058
Total long-term debt and
 capital leases, including
 current maturities              123,867      55,278      49,485      44,454      51,935
Stockholder's equity             (20,873)     28,534      15,606       9,260       2,056

Cash Flow Data:
Net cash provided by (used in)
 operating activities          $   2,396   $  15,491   $  12,745   $  11,516   $    (145)
Net cash used in investing
 activities                       (4,976)    (24,314)    (14,741)     (2,452)     (1,049)
Net cash provided by (used in)
 financing activities              5,855       6,894       3,681      (8,891)        665

EBITDA (2)                     $  31,423   $  25,547   $  21,613   $  19,997   $  11,531
Cash dividends (3)                57,105         -         -             308         -

(1) In fiscal year 1996, the Company recorded nonrecurring expense resulting from the modification of stock options granted in previous years as part of the Recapitalization of the Company and Holding. See Note 2 to the audited financial statements included elsewhere herein. In fiscal year 1993, the Company recorded nonrecurring expense of $1.0 million relating to the write-down of certain intangible assets.

(2) EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization, and certain nonrecurring expenses (see note (1) above). EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(3) Cash dividends of $308,000 in fiscal year 1994 represent amounts required to redeem the equity interests in Holding held by former stockholders which had received equity interests in Holding upon the sale to the Company of certain assets acquired for the fence product line. In fiscal year 1997, $57.1 million was distributed to Holding for the redemption by Holding of certain of its equity interests.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Financial Statements and Notes thereto, appearing elsewhere herein.

GENERAL

     The Company is a leading manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries. The Company sells its products along three principal product lines: fence, wire mesh, and concrete accessories.

PRODUCT LINES

     The Company's fence product line includes chain link fence fabric, fittings, and other related products which are manufactured and distributed by the Company, as well as wood, vinyl, aluminum and ornamental iron fence products which are manufactured by third parties and distributed by the Company.

     The Company's wire mesh product line consists of various classes of wire mesh, which serves as a structural reinforcing grid for concrete construction, including concrete pipe, roads, bridges, runways and sewage and drainage projects. As a result of the Atlantic Steel Acquisition in 1996, the Company also produces galvanized strand wire.

     The Company's concrete accessories product line consists of over 2,000 specialized accessories used in concrete construction, including products used to position and install steel reinforcing bar and wire mesh reinforcing grid.

     The following table sets forth net sales by product line for the periods indicated:

                                        (Dollars in Millions)
                                             Fiscal Years
                              1997               1996               1995
                       ----------------    ----------------    ----------------
Fence                  $  177.6   51.2%    $  165.0   58.2%    $  145.0   62.1%
Wire mesh                 126.9   36.6%        82.9   29.3%        58.0   24.9%
Concrete accessories       42.4   12.2%        35.5   12.5%        30.3   13.0%
                       ----------------    ----------------    ----------------
Net sales              $  346.9  100.0%    $  283.4  100.0%    $  233.3  100.0%

CYCLICALITY

     The Company's products are used in the residential, commercial and infrastructure construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on the Company's sales and profitability. Although the Company believes that a cyclical downturn is inevitable, the Company has implemented strategies which it believes will mitigate the impact of any such downturn on its future operating results and liquidity. First, the Company has increased its focus on products used in the commercial and infrastructure construction industries, which historically have been less cyclical than the residential construction industry. Second, the Company has positioned its wire mesh and concrete accessories product lines to benefit from anticipated increases in infrastructure spending. Third, the Company has expanded its distribution network to serve diverse areas of high population growth, as well as to limit the effects of any regional economic downturns.

     The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                                          (Percentage of Net Sales)
                                                                Fiscal Years
                                                     ----------------------------------
                                                         1997       1996       1995
                                                        ------     ------     ------
Net sales                                               100.0%     100.0%     100.0%
Cost of sales                                            85.3%      84.1%      84.1%
                                                        ------     ------     ------
Gross profit                                             14.7%      15.9%      15.9%
Selling, general, and administrative expenses (SG&A)      7.2%       8.2%       8.2%
Nonrecurring expenses - stock options                      -         1.1%        -
Other expenses, net                                        -         0.3%       0.1%
                                                        ------     ------     ------
Income before interest expense and income taxes           7.5%       6.3%       7.6%
Interest expense                                          3.8%       2.6%       3.2%
                                                        ------     ------     ------
Income before income taxes                                3.7%       3.7%       4.4%
Provision for income taxes                                1.5%       1.5%       1.7%
                                                        ------     ------     ------
Net income                                                2.2%       2.2%       2.7%
                                                        ======     ======     ======
EBITDA margin (1)                                         9.1%       9.0%       9.3%
                                                        ======     ======     ======

(1) EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA margin is defined as
      (i) the sum of income before interest expense, income taxes, depreciation and amortization, and nonrecurring expenses, divided by (ii) net sales.

COMPARISON OF FISCAL YEARS ENDED JANUARY 3, 1998 AND DECEMBER 28, 1996

     Net Sales. Net sales increased 22.4%, from $283.4 million in fiscal year 1996 to $346.9 million in fiscal year 1997. The wire mesh product line, which contributed $44.0 million of the total net sales increase, benefited in fiscal year 1997 from the full twelve month impact of the Atlantic Steel Acquisition. The fence product line, which contributed $12.6 million of the total net sales increase benefited from the opening of a new fence distribution center in Pennsauken, New Jersey in January 1997 and the acquisition of a fence distribution business in Boise, Idaho in September 1997. The Company's continued emphasis on the distribution of fence products other than manufactured chain link fabric (i.e., wood, ornamental steel and aluminum, vinyl) also contributed to the increase in sales. The concrete accessories product line, which contributed $6.9 million of the increase in net sales, benefited from the full twelve month impact of the Gateway Acquisition in October 1996 and continued increases in sales of bar supports and paving products.

     Gross Profit. Gross profit margin decreased 1.2%, from 15.9% in fiscal year 1996 to 14.7% in fiscal year 1997. Factors contributing to the decrease in gross profit margin included: (i) increased sales of lower margin mesh products as a result of the 1996 Atlantic Steel Acquisition, (ii) growth in sales of lower margin paving products within the concrete accessories product line, (iii) costs resulting from the start-up of a new concrete accessories manufacturing facility, and (iv) increased raw material costs, mainly steel rod and zinc.

     SG&A. SG&A expenses increased $1.7 million, from $23.1 million in fiscal year 1996 to $24.8 million in fiscal year 1997. As a percentage of net sales, SG&A expenses decreased from 8.2% in fiscal year 1996 to 7.2% in fiscal year 1997. The increase in SG&A expenses was principally attributed to the growth of the business via the acquisitions and new location openings discussed in "Net Sales" above. The decrease in SG&A expenses as a percentage of net sales was due to the lower relative selling expense required for the made-to-order wire mesh product line (the primary area of sales increase) versus fence and concrete accessories product lines which require an extensive distribution network, and cost efficiencies achieved from integrating acquired businesses into the Company's operations.

     Other Expenses, Net. Other expenses, net decreased $0.6 million from $0.7 million in fiscal year 1996 to $0.1 million in fiscal year 1997. Approximately $0.2 million of the decrease was due to net loss of $0.2 million on disposals of fixed assets in fiscal year 1996 compared to a net gain on disposal of $22,000 in fiscal year 1997. Charges in 1996 which did not reoccur in 1997 of approximately $0.3 million related to a product liability contingency, closure of a concrete accessories manufacturing facility, and tornado damage at a wire mesh facility.

     Interest Expense. Interest expense increased from $7.4 million in fiscal year 1996 to $13.0 million in fiscal year 1997. The increase in interest expense was primarily due to the issuance of $120 million 11.25% Senior Subordinated Notes in April 1997. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, pro forma interest expense for the fiscal year 1997 would have been $15.4 million, an increase of $2.4 million over the $13.0 million actually incurred. Pro forma interest expense is based on the 11.25% rate on the $120 million Senior Subordinated Notes plus the amortization of deferred financing costs over the life of the debt.

     Net Income. Net income increased 22.1%, from $6.3 million in fiscal year 1996 to $7.7 million in fiscal year 1997. The increase in net income was primarily a result of the factors discussed above and the $3.1 million nonrecurring expense in fiscal year 1996 discussed below. If proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, net income for the fiscal year would have been approximately $6.3 million, due to increased interest expense.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

     Net Sales. The Company's net sales increased to $283.4 million in fiscal year 1996, an increase of $50.1 million, or 21.5%, over fiscal year 1995. The wire mesh product line, which contributed $24.9 million of the increase, benefited from the Atlantic Steel Acquisition, which added $25.3 million of net sales in fiscal year 1996, and new business. Partially offsetting these increases was the mid-year loss of a customer due to price competition. The fence product line, which contributed $20.0 million of the total net sales increase, benefited in fiscal year 1996 from the full twelve month impact of the Semmerling/Pioneer Acquisition. The fence product line also benefited from the opening of a new fence distribution center in Raleigh, North Carolina and Olympics-related construction activity in the Atlanta, Georgia area. The concrete accessories product line, which contributed $5.2 million of the increase in net sales, benefited primarily from continued increases in sales of paving products and the opening of three new distribution centers.

     Gross Profit. The Company's gross profit increased to $45.0 million in fiscal year 1996, an increase of $7.8 million, or 21.0%, over fiscal year 1995. Gross profit margin was 15.9% in both years. The increase in gross profit was primarily related to higher sales volume. The Atlantic Steel Acquisition contributed $2.9 million of the gross profit increase for the five months of operations included in fiscal year 1996. The fence product line contributed $2.7 million of the gross profit increase, $1.7 million of which was from Midwestern distribution centers benefiting from a full twelve months impact of the Semmerling/Pioneer Acquisition.

     SG&A. The Company's SG&A expense increased to $23.1 million in fiscal year 1996, an increase of $3.9 million, or 20.6%, from fiscal year 1995. SG&A expense as a percentage of net sales did not change in fiscal year 1996 versus fiscal year 1995. Acquisitions and openings of new distribution centers across all product lines contributed to the increase as well as higher provisions for uncollectible accounts receivable and incentive compensation expense as compared to fiscal year 1995.

     Nonrecurring Expenses - Stock Options. During fiscal year 1996, the Company incurred certain nonrecurring expenses relating to Holding stock options granted in previous years to employees and a supplier of the Company. The aggregate effect of these expenses was $3.1 million (see Note 2 to the financial statements included elsewhere herein).

     Other Expenses, Net. Other expenses, net, increased $0.6 million in fiscal year 1996 to $0.7 million as compared to fiscal year 1995.
Approximately $0.3 million of the increase was due to net gains of $0.1 million on disposals of fixed assets in fiscal year 1995 compared to net losses on disposals of $0.2 million in fiscal year 1996. Charges relating to closure of a concrete accessories manufacturing facility during fiscal year 1996 and tornado damage at a wire mesh facility, contributed $0.2 million to the increase.

     Interest Expense. Interest expense was $7.4 million in both fiscal year 1996 and fiscal year 1995. In fiscal year 1996, the Company's interest expense decreased due to the repayment of deferred interest on subordinated debt obligations (the deferral of interest payments had previously resulted in higher rates) and lower rates on the Company's revolving loan portion of its credit facility. These reductions were offset by the Company's higher level of debt which increased primarily to finance acquisitions.

     Provision for Income Taxes. The Company's effective tax rate in fiscal year 1996 of 40% was one percentage point higher than the rate for fiscal year 1995 as a result of the Company being subject to a higher statutory federal income tax rate and the expansion of operations in states with higher effective income tax rates.

     Net Income. Net income was $6.3 million in both fiscal year 1996 and fiscal year 1995. Higher income was offset primarily by the $3.1 million of nonrecurring expenses ($1.9 million net of tax) relating to Holding stock options.

LIQUIDITY AND CAPITAL RESOURCES

     On April 16, 1997, the Company issued $120 million of senior subordinated notes due 2007 (the "Senior Subordinated Notes"). The net proceeds of $116.0 million, after fees and expenses, were used (i) to distribute $57.1 million to Holding for the redemption by Holding of certain of its equity interests, (ii) to repay the entire $10 million principal amount, plus accrued interest, on a senior subordinated secured note payable, (iii) to repay the Company's remaining indebtedness under a term loan facility of $11.4 million and (iv) to reduce the Company's indebtedness under the revolving credit facility. As a result of the issuance of $120 million of senior subordinated notes, the Company's interest expense increased from $7.4 million in fiscal year 1996 to $13.0 million in fiscal year 1997. If the proceeds from the issuance of the Senior Subordinated Notes had been available at the beginning of fiscal year 1997, pro forma interest expense for fiscal year 1997 would have been $15.4 million, an increase of $2.4 million over the $13.0 million actually incurred. Pro forma interest expense is based on the 11.25% rate on the Senior Subordinated Notes plus the amortization of deferred financing costs over the life of the debt less interest expense on debt that would have been retired.

     Cash Flows. Operating activities provided net cash of approximately $2.4 million in fiscal year 1997. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges provided $16.2 million, of which $11.6 million was utilized to support increases in operating assets, primarily accounts receivable and inventory, and $2.2 million was paid to Holding for it to conclude its redemption of preferred stock in connection with the Recapitalization. Investing activities utilized approximately $5.0 million of cash, principally consisting of capital expenditures and an acquisition of a fence distribution business. Financing activities provided approximately $5.9 million of cash, primarily from the issuance of senior subordinated notes and the use of their net proceeds, as discussed above.

     For the fiscal year 1996, operating activities provided net cash of approximately $15.5 million. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges provided $13.9 million. Net increases in operating liabilities provided an additional $8.0 million, of which $6.4 million was utilized to pay deferred interest to affiliates. Investing activities utilized approximately $24.3 million of cash, principally consisting of the Atlantic Steel Acquisition and capital expenditures. Financing activities provided cash of approximately $6.9 million, which consisted of a net increase in long-term borrowings of approximately $3.4 million and a capital contribution from Holding of approximately $3.5 million.

     For the fiscal year 1995, operating activities provided net cash of approximately $12.7 million. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges provided $11.8 million. Net increases in operating liabilities provided an additional $1.5 million, of which $0.6 million was utilized to pay deferred interest to affiliates. Investing activities utilized approximately $14.7 million of cash, principally consisted of the Semmerling and Pioneer Acquisitions and capital expenditures. Increased long-term borrowings provided financing cash of approximately $3.7 million.

     Although EBITDA should not be considered in isolation from or as a substitute for cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's liquidity, it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization, and non-recurring expenses. For fiscal years 1997 and 1996, EBITDA was $31.4 million and $25.5 million, respectively. The increase in EBITDA is primarily due to higher income before interest expense and income taxes due to the changes in net sales, gross profit, and selling, general and administrative expenses discussed above. For fiscal year 1996, EBITDA increased $3.9 million, to $25.5 million from $21.6 million for fiscal year 1995. Of the $3.9 million increase in 1996, the Atlantic Steel Acquisition contributed EBITDA of $2.5 million.

     The Company's capital expenditures budget for fiscal year 1998 is $5.7 million. In addition, during February and March 1998, the Company completed or signed letters of intent to purchase a concrete accessories business, a fence business, and land and building for a replacement wire mesh manufacturing facility for approximately $26.3 million.

     The Company expects that cash flows from operations and the borrowing availability under its bank revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, existing debt service, and business acquisition strategy over the near term.

     The Company has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. The borrowing availability under its bank revolving credit facility is also expected to be available to finance such acquisitions. It is possible that, depending upon the Company's future operating cash flows and the size of potential acquisitions, the Company will seek additional sources of financing subject to limitations set forth in its subordinate notes indenture.

EFFECT OF INFLATION

     The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's operating results.

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

IMPACT OF YEAR 2000

     The result of computer programs being written using two digits rather than four to define the applicable year is known as the "Year 2000" issue. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company is currently in the process of replacing its general ledger system with software which will be year 2000 compliant. The project is scheduled to be completed during the first half of 1998 with an estimated cost of $300,000. Other systems modifications are scheduled to be completed by early 1999. The Company does not expect these projects to have significant effects on operations. The Company also does not expect any significant disruption on operations in the event that any of its suppliers or customers fail to achieve Year 2000 compliance. However, if the software changes and modifications of existing software are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.


NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. It is effective in the first quarter of 1998 and adoption will have no impact on the Company's net income or stockholder's equity. SFAS No. 131 establishes new standards on reporting information about operating segments in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements of SFAS No. 131 retroactively in fiscal
year 1998.   Management anticipates that the adoption of SFAS No. 131 will likely result in certain changes to the Company's reported segments.

FORWARD LOOKING INFORMATION

     The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements in this report could differ materially from those contemplated by such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including without limitations the portions of such statements under the caption referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Auditors                                            23

Balance Sheets at fiscal year end 1997 and 1996                           24

Statements of Operations for fiscal years ended 1997, 1996 and 1995       25

Statements of Changes in Stockholders' Equity for fiscal years
 1997, 1996 and 1995                                                      26

Statements of Cash Flows for fiscal years ended 1997, 1996 and 1995       27

Notes to Financial Statements                                             28-41

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholder of MMI Products, Inc.

We have audited the accompanying balance sheets of MMI Products, Inc. as of January 3, 1998 and December 28, 1996, and the related statements of operations, stockholder's equity and cash flows for each of the three fiscal years in the period ended January 3, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MMI Products, Inc. at January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/ ERNST & YOUNG LLP

Houston, Texas
March 13, 1998

                              MMI PRODUCTS, INC.
                                BALANCE SHEETS
                                (In Thousands)

                                                            January 3,   December 28,
                                                               1998         1996
                                                            ---------    -----------
                            ASSETS
Current assets:
  Cash and cash equivalents                                 $   3,509     $     234
  Accounts receivable, net of allowance for doubtful
   accounts of $1,876 and $1,701, respectively                 38,940        35,637
  Inventories                                                  48,938        41,687
  Income tax receivable                                         1,710           -
  Deferred income taxes                                         1,178         3,722
  Prepaid expenses and other current assets                     1,206         1,315
                                                            ---------     ---------
      Total current assets                                     95,481        82,595
Property, plant and equipment
  Land                                                          4,814         4,814
  Buildings and improvements                                   16,473        15,465
  Machinery and equipment                                      50,343        46,639
                                                            ---------     ---------
                                                               71,630        66,918
  Less accumulated depreciation                                25,712        22,046
                                                            ---------     ---------
      Property, plant and equipment, net                       45,918        44,872
Intangibles assets                                              5,831         6,105
Deferred charges and other assets                               5,588         1,691
                                                            ---------     ---------
Total assets                                                $ 152,818     $ 135,263
                                                            =========     =========

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                           $ 27,276      $ 29,114
  Accrued interest                                              3,172           595
  Accrued liabilities                                          10,025        10,538
  Due to Holding, net                                           3,573         5,810
  Current maturities of long-term debt,
   including capital lease obligations                          1,127         3,027
                                                            ---------     ---------
      Total current liabilities                                45,173        49,084
Long-term debt, including capital lease obligations           122,740        52,251
Deferred income taxes and other long-term liabilities           5,778         5,394

Commitments and contingencies

Stockholder's equity (deficit)
  Common stock, $1 par value; 500,000 shares
   authorized; 252,000 shares issued and outstanding              252           252
  Additional paid-in capital                                   14,711        14,599
  Additional minimum pension liability                           (151)          -
  Retained earnings (deficit)                                 (35,685)       13,683
                                                            ---------     ---------
      Total stockholder's equity (deficit)                    (20,873)       28,534
                                                            ---------     ---------
Total liabilities and stockholder's equity (deficit)        $ 152,818     $ 135,263
                                                            =========     =========

    The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                           STATEMENTS OF OPERATIONS
                                (In Thousands)

                                                             Fiscal Years Ended
                                                  ----------------------------------------
                                                  January 3,   December 28,   December 30,
                                                     1998          1996          1995
                                                  ---------     ----------     ----------
Net sales                                         $346,905       $283,402       $233,284
Cost of sales                                      295,999        238,439        196,123
                                                  ---------     ----------     ----------
    Gross profit                                    50,906         44,963         37,161
Selling, general and administrative expenses        24,843         23,143         19,196
Nonrecurring expenses - stock options (Note 2)         -            3,106            -
Other expenses, net                                    147            721            166
                                                  ---------     ----------     ----------
Income before interest and income taxes             25,916         17,993         17,799
Interest expense:
  Affiliates                                           -            2,046          2,223
  Other                                             13,018          5,383          5,172
                                                  ---------     ----------     ----------
                                                    13,018          7,429          7,395
                                                  ---------     ----------     ----------
Income before income taxes                          12,898         10,564         10,404
Provision for income taxes                           5,161          4,227          4,058
                                                  ---------     ----------     ----------
               Net income                         $  7,737       $  6,337       $  6,346
                                                  =========     ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                                   MMI PRODUCTS, INC.
                         STATEMENTS OF STOCKHOLDER'S EQUITY
                                    (In Thousands)


                                                          Additional
                                            Additional     Minimum    Retained      Total
                                 Common      Paid-In       Pension    Earnings   Stockholder's
                                 Stock       Capital      Liability   (Deficit)     Equity
                                 --------   -----------   ---------   ---------   -----------
Balance at December 31, 1994     $   252      $  8,008    $    -      $   1,000    $   9,260
 Net income                          -             -           -          6,346        6,346
                                 --------   -----------   ---------   ---------    ----------
Balance at December 30, 1995         252         8,008         -          7,346       15,606
 Net income                          -             -           -          6,337        6,337
 Contribution of capital
   - Recapitalization                -           3,485         -            -          3,485
   - stock options                   -           3,106         -            -          3,106
                                 --------   -----------   ---------   ---------   -----------
Balance at December 28, 1996         252        14,599         -         13,683       28,534
 Net income                          -             -           -          7,737        7,737
 Contribution of capital
   - stock options                   -             112         -            -            112
 Distribution to Holding             -             -           -        (57,105)     (57,105)
 Additional minimum pension
  liability                          -             -          (151)         -           (151)
                                 --------   -----------   ---------   ---------    ----------
Balance at January 3, 1998       $   252      $ 14,711    $   (151)   $ (35,685)   $ (20,873)
                                 ========   ===========   =========   =========    ==========

   The accompanying notes are an integral part of the financial statements.

                                  MMI PRODUCTS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                                  Fiscal Years Ended
                                                         --------------------------------------
                                                         January 3,  December 28,  December 30,
                                                            1997         1996          1995
                                                         ---------   -----------   ------------
OPERATING ACTIVITIES
Net income                                               $  7,737     $  6,337      $  6,346
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             5,507        4,448         3,814
  Nonrecurring expenses - stock options                       -          3,106           -
  Provision for losses on accounts receivable                 -            879           448
  Deferred income taxes                                     2,886       (1,088)        1,313
  (Gain) loss on sale of property, plant, and equipment       (22)         193          (100)
  Other                                                       112          -             -
Changes in operating assets and liabilities, net of
 effects of acquired businesses:
  Increase in accounts receivable                          (3,139)      (8,339)       (5,585)
  (Increase) decrease in inventories                       (7,029)      (1,668)        1,034
  Decrease in prepaid expenses and other assets               272        2,068           551
  Increase in accounts payable and accrued liabilities      1,109        9,762         6,868
  Increase (decrease) in income taxes                      (2,800)         372        (1,296)
  Decrease in deferred interest payable - affiliates          -         (6,389)         (648)
  Increase (decrease) in due to Holding                    (2,237)       5,810           -
                                                         ---------   -----------   -----------
Net cash provided by operating activities                $  2,396     $ 15,491      $ 12,745
                                                         ---------   -----------   -----------
Investing activities:
  Capital expenditures                                     (4,560)      (3,545)       (2,246)
  Proceeds from sale of property, plant and equipment         101           89         1,219
  Acquisitions                                               (552)     (20,858)      (13,714)
  Other                                                        35          -             -
                                                         ---------   -----------   -----------
Net cash used in investing activities                      (4,976)     (24,314)      (14,741)
                                                         ---------   -----------   -----------
Financing activities:
  Proceeds from credit facility and long-term debt        157,854      122,033        88,421
  Payments on credit facility, long-term debt, and
   capital lease obligations                              (90,943)    (103,824)      (84,740)
  Payments on subordinated notes payable - affiliates         -        (14,800)          -
  Contribution of capital from Holding                        -          3,485           -
  Distributions to Holding                                (57,105)         -             -
  Debt offering costs                                      (3,951)         -             -
                                                         ---------   -----------   -----------
Net cash provided by financing activities                   5,855        6,894         3,681
                                                         ---------   -----------   -----------
     Net change in cash and cash equivalents                3,275       (1,929)        1,685
Cash and cash equivalents, beginning of period                234        2,163           478
                                                         ---------   -----------   -----------
Cash and cash equivalents, end of period                 $  3,509     $    234      $  2,163
                                                         =========   ===========   ===========

Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing activities
   Issuance of capital lease obligations
    for capital expenditures                             $  1,678     $  1,443      $  1,282
  Cash paid for interest                                   10,441       13,530         7,739
  Cash paid for income taxes                                4,822        4,938         4,043

   The accompanying notes are an integral part of the financial statements.

                             MMI PRODUCTS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              January 3, 1998

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     MMI Products, Inc. (the "Company"), is a wholly-owned subsidiary of Merchants Metals Holding Company (Holding). The Company is a manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries. The manufactured products in each of the Company's product lines are produced primarily from the same raw material, steel rod. The Company's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar.

     On December 13, 1996, the Company and Holding completed a recapitalization transaction (the "Recapitalization"). Pursuant to the Recapitalization, (i) Holding made an additional capital contribution to the Company of approximately $3.5 million in cash and loaned the Company approximately $5.8 million, (ii) the Company borrowed an additional $5.0 million in senior subordinated secured notes payable from a supplier and an additional $1.0 million in other long-term debt, and (iii) the Company repaid the full amount of subordinated notes payable to affiliates of $14.8 million plus accrued interest.

     On April 16, 1997, the Company issued $120 million of senior subordinated notes due 2007. The net proceeds of $116.0 million, after fees and expenses, were used (i) to distribute $57.1 million to Holding for the redemption by Holding of certain of its equity interests, (ii) to repay the entire $10 million principal amount, plus accrued interest, on a senior subordinated secured note payable, (iii) to repay the Company's remaining indebtedness under a term loan facility of $11.4 million and (iv) to reduce the Company's indebtedness under the revolving credit facility. See note 7.

Fiscal Year

     The Company follows a 52-53 week fiscal year ending on the Saturday closest to December 31st. The 1997, 1996, and 1995 fiscal years refer to the fifty-three week period ended January 3, 1998, and the fifty-two week periods ended December 28, 1996 and December 30, 1995.

Revenue Recognition

     The Company records sales when its products are shipped.

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

1.   Description of Business and Significant Accounting Policies - (Continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all demand deposits and time deposits with original maturities of three months or less to be cash equivalents.

Inventories

     Inventories are valued at the lower of average cost or market.

Property, Plant and Equipment

     Property, plant and equipment are stated at historical cost except for assets acquired in business combinations which are recorded at fair market value at the date of acquisition. Depreciation is computed on the straight-line method using rates based on the estimated useful lives of the related assets. Estimated useful lives used for depreciation purposes are as follows:

        Building and improvements               10 to 31 years
        Machinery and equipment                  2 to 20 years

     Depreciation expense was $5,153,000, $3,997,000 and $3,193,000 for fiscal years ended 1997, 1996 and 1995, respectively.

     Major capital upgrades are capitalized. Maintenance, repairs and minor upgrades are expensed as incurred. Gains and losses from dispositions are included in the results from operations.

     The Company leases certain machinery and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases. Assets under these obligations, totaling $3,427,000 and $2,784,000 (net of accumulated amortization of $2,344,000 and $1,356,000) at January 3, 1998 and December 28, 1996, respectively, are included in property, plant and equipment in the accompanying balance sheets.

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

1.   Description of Business and Significant Accounting Policies - (Continued)

Impairment of Long-Lived Assets

     The carrying value of long-lived assets, principally identifiable intangibles, property, plant and equipment and any related goodwill, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization periods. In such a case, the carrying value of the related assets would be reduced by the estimated shortfall of discounted cash flows.

Fair Value of Financial Instruments

     The Company considers the recorded value of its monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate their respective fair values at January 3, 1998 and December 28, 1996. The estimated fair value of the Company's long-term debt is approximately $130.8 million at January 3, 1998 based on the quoted market price.

Reclassifications

     Certain reclassifications have been made to the 1995 and 1996 financial statements in order to conform to the 1997 presentation.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. It is effective in the first quarter of 1998 and adoption will have no impact on the Company's net income or stockholder's equity. SFAS No. 131 establishes new standards on reporting information about operating segments in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements of SFAS No. 131 retroactively in 1998. Management anticipates that the adoption of SFAS No. 131 will likely result in certain changes to the Company's reported segments.

2.   Nonrecurring Expenses - Stock Options

     Effective December 13, 1996 in connection with the Recapitalization, the Company incurred nonrecurring charges relating to Holding's stock options granted in previous years to certain employees and a supplier of the Company. The aggregate effect of these expenses was $3.1 million for fiscal year 1996.

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

2.   Nonrecurring Expenses - Stock Options - (Continued)

     Under Holding's 1988 Stock Option Plan, certain employees of the Company received noncompensatory stock options for shares of Holding common stock. The options expired generally 10 years from the date of grant. No options were granted or exercised in fiscal year 1995. Effective December 13, 1996, Holding amended the 1988 Stock Option Plan to convert the outstanding options for common stock into options for a total of 22,895 shares of Holding's junior series preferred stock. As a result of the amendment, which changed the underlying securities of the options and resulted in a new measurement date, the Company accrued $2.1 million in compensation expense in 1996. On April 16, 1997, the Company redeemed all of the outstanding options for Holding's junior series preferred stock held by employees for a total value of $2.2 million.

     In 1989, in connection with issuing a senior subordinated secured note to a supplier, Holding granted the supplier stock options for shares of Holding common stock which were to expire December 31, 1996. None of these options were exercised. Effective December 13, 1996, Holding amended the supplier's option agreement in connection with the Recapitalization to extend the expiration date of the options three years and to convert the options for common stock into options for 9,893 shares of Holding's junior series preferred stock. As a result, the Company accrued $964,000 in expense in 1996. On April 16, 1997, the Company redeemed all of the outstanding options held by this supplier for a total value of $998,000.


3.   Acquisitions of Businesses

     During fiscal years 1997, 1996 and 1995, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The financial statements include the operating results of each business from the date of the acquisition.

     In September 1997, the Company acquired certain assets and assumed certain liabilities of a fence distributor for $552,000, net of cash acquired.

     Effective July 31, 1996, the Company acquired certain net assets, consisting primarily of fixed assets and inventories, of the wire mesh and galvanized wire manufacturing operations of Atlantic Steel Industries, Inc. through its Sivaco/National Wire Group (National Wire) for a total cost of $17.3 million. Liabilities assumed and acquisition expenses incurred totaled $2,083,000. The purchase price approximated the fair market value of the assets acquired.

     During October 1996, the Company acquired certain assets and assumed certain liabilities of two other companies for $3.6 million net of cash acquired.

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

3. Acquisition of Business - (Continued)

     In 1995, the Company purchased certain tangible assets, consisting primarily of fixed assets and inventories, of Semmerling Fence and Supply, Inc. and Pioneer Fence and Pipe Supply, Inc. for a total cost of approximately $13.7 million in cash. The excess of the purchase price over the fair values of the net assets acquired was $4.2 million and is being amortized over 20 years.

4.   INVENTORIES

     Inventories consisted of the following:

                                       January 3, 1998       December 28, 1996

                                      -----------------      -----------------
                                                   (In Thousands)
Raw materials                              $ 11,188               $  9,854
Work-in-process                                 255                    312
Finished goods                               37,495                 31,521
                                          ---------              ---------
                                           $ 48,938               $ 41,687
                                          =========              =========

     The Company entered into a procurement agreement in 1989 (which was subsequently amended on December 13, 1996) with a supplier whereby the Company appointed the supplier as its agent for import purchases of the Company's primary raw material, steel rod. The agreement requires the Company to purchase from the supplier a specified volume of steel rod annually for a three-year term. At January 3, 1998, these purchase commitments are approximately $50 million per year. During fiscal years 1997, 1996 and 1995, 65%, 63% and 75%, respectively, of the Company's steel rod purchases were from this supplier. At January 3, 1998, approximately $27.5 million of steel rod inventory owned by this supplier had been consigned for the Company's use.

5.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                   January 3, 1998     December 28, 1996    Estimated Lives
                                   ---------------     -----------------    ---------------
                                              (In Thousands)
Goodwill                               $  6,597             $  6,486       5 - 40 years
Customer lists and other                  1,760                4,233       3 - 20 years
                                      ---------            ---------
                                          8,357               10,719
Less accumulated amortization             2,526                4,614
                                      ---------            ---------
Intangible assets, net                 $  5,831             $  6,105
                                      =========            =========

     Intangible assets are amortized on a straight-line basis over their respective estimated life(the period when benefits are expected to be derived). Total amortization expense for the fiscal years 1997, 1996 and 1995 was $354,000, $451,000 and $476,000, respectively.

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                      January 3, 1998         December 28, 1996
                                     -----------------        -----------------
                                                    (In Thousands)
Accrued compensation                     $    3,472               $    3,464
Accrued insurance                             2,254                    2,220
Accrued retirement benefits                   1,553                    1,249
Accrued income taxes                            -                      1,090
Other accrued liabilities                     2,746                    2,515
                                        -----------               ----------
                                         $   10,025               $   10,538
                                        ===========               ==========

7.  LONG-TERM DEBT

     Long-term debt, including capital lease obligations, consisted of the following:

                                              January 3, 1998        December 28, 1996
                                             -----------------       -----------------
                                                           (In Thousands)
Revolving credit facility                       $      -                $    30,058
Term loan facility                                     -                     12,000
Senior subordinated secured note payable               -                     10,000
 11.25% senior subordinated notes, due 2007,
 interest payable semi-annually in arrears on
 April 15 and October 15                            120,000                    -
Capital lease obligations                             3,867                   3,220
                                                -----------             -----------
                                                    123,867                  55,278
Less current maturities                               1,127                   3,027
                                                -----------             -----------
Long-term debt, including capital
 lease obligations                              $   122,740             $    52,251
                                                ===========             ===========

                               MMI PRODUCTS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

7.   LONG-TERM DEBT - (CONTINUED)

11.25% Senior Subordinated Notes

     On April 16, 1997, the Company issued $120 million of senior subordinated notes due 2007. The net proceeds of $116.0 million, after fees and expenses, were used (i) to distribute $57.1 million to Holding for the redemption by Holding of certain of its equity interests, (ii) to repay the entire $10.0 million principal amount, plus accrued interest, on a senior subordinated secured note payable, (iii) to repay the Company's remaining indebtedness under a term loan facility of $11.4 million and (iv) to reduce the Company's indebtedness under the revolving credit facility. The senior subordinated notes are general unsecured obligations of the Company and are subordinated to the Company's revolving credit facility.

Revolving Credit Facility

     The Company's revolving credit facility provides for maximum borrowing of $48.5 million (due December 2001) with interest payable at the bank's base rate plus 0.25 percent or Eurodollar rate plus 2.0 percent (the bank's base rate plus 0.25 percent or Eurodollar rate plus 2.75 percent at December 28, 1996). As of January 3, 1998, the interest rate was 8.75 percent. The Company is required to pay a commitment fee of 1/2 of 1.0 percent of the unused portion of the credit facility on a monthly basis. The revolving credit facility is secured by all assets and stock of the Company and guaranteed by Holding. Borrowing availability under the revolving credit facility at January 3, 1998, after taking into account borrowing base restrictions and outstanding letters of credit, was $43.7 million. The Company had outstanding letters of credit (which cannot exceed $5 million) totaling $1.1 million and $750,000 at January 3, 1998 and December 28, 1996, respectively. The terms of the revolving credit facility contain, among other provisions, affirmative and negative covenants that require the Company to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers and sales of assets. The Company's distribution of dividends to Holding is not permitted under the revolving credit facility other than in limited circumstances as set forth in the loan agreement.

                               MMI PRODUCTS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

7.   LONG-TERM DEBT - (CONTINUED)

     Scheduled maturities of long-term debt, including capital lease obligations, are as follows:

                                     Long-Term Debt       Capital Leases
                                     --------------       --------------
                                               (In Thousands)
1998                                   $     -              $    1,425
1999                                         -                   1,181
2000                                         -                     900
2001                                         -                     570
2002 and thereafter                       120,000                  408
                                       ----------           ----------
                                          120,000                4,484
Less amount representing interest            -                     617
                                       ----------           ----------
                                       $  120,000           $    3,867
                                       ==========           ==========

     On or prior to April 15, 2000, the Company may, at its option, redeem at any time or from time to time up to 35% of the aggregate original principal amount of the senior subordinated notes issued at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date, with the net cash proceeds of one or more public equity offerings; provided, however, that at least $78.0 million in aggregate principal amount of the senior subordinated notes remain outstanding following each such redemption and such redemption shall occur not later than 60 days, after the date of the closing of any such public equity offering.

     The senior subordinated notes will be redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002 at redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

           Year                       Percentage
           2002                       105.625%
           2003                       103.750%
           2004                       101.875%
           2005 and thereafter        100.000%

                               MMI PRODUCTS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

8.   OPERATING LEASES

     The Company leases warehouse and office space and certain machinery and equipment under operating leases. Future minimum lease payments on noncancelable operating leases with remaining terms of one or more years consisted of the following at January 3, 1998 (in thousands):

          1998                                   $    3,519
          1999                                        2,614
          2000                                        2,342
          2001                                        1,510
          2002 and thereafter                         2,018
                                                 ----------
            Total                                $   12,003
                                                 ==========

     Total rental expense for the fiscal years 1997, 1996 and 1995 was $4,225,000, $3,572,000 and $3,035,000, respectively.

9.   EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

     401(k) Plan. The Company maintains the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan"). All Company employees are eligible to participate in the 401(k) Plan after one year of employment. Employees may elect to make pre-tax contributions up to the applicable statutory maximum limits to the 401(k) Plan. The Company makes matching contributions (subject to statutory limits) in an amount equal to 25% of the employee's contributions up to 2% of the employee's compensation. In addition, the Company may make additional contributions in such amounts as it may elect. Company contributions are vested at a rate of 25% for each year of service.

     Pension Plan. The Company maintains the MMI Products, Inc. Pension Plan (the "Pension Plan"), which is a money purchase defined contribution plan. Employees of the Company (other than employees covered by a collective bargaining agreement) generally are eligible to participate in the Pension Plan after one year of employment. The Company makes annual contributions to the Pension Plan for each eligible employee in accordance with a formula that is based on the participant's age and level of compensation. The Pension Plan provides for 100% vesting after five years of service.

     The Company's contributions to the 401(k) Plan and the Pension Plan for the fiscal years 1997, 1996 and 1995 were $1,285,000, $1,042,000 and $900,000, respectively.

                               MMI PRODUCTS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

9.   EMPLOYEE BENEFIT PLANS - (CONTINUED)


Defined Benefit Plans

     In connection with the 1996 National Wire acquisition (see Note 3), the Company assumed the liability for a retirement plan which covers certain employees under a collective bargaining agreement. Plan benefits are based primarily on years of service. It is the policy of the Company to fund this plan currently based upon actuarial determinations, and applicable regulations.

     The components of net periodic pension cost is as follows:

                                                   Fiscal Years
                                     ----------------------------------------
                                            1997                    1996
                                      ---------------        ---------------
                                                   (In Thousands)
Service cost                             $      61               $      58
Interest cost                                  133                     140
Return on plan assets                          (61)                    (69)
Net amortization and deferral                  (49)                     15
                                         ----------              ----------
  Net periodic pension cost              $      84               $     144
                                         ==========              ==========

     The funding status of the plan is as follows:

                                                     January 3, 1998     December 28, 1996
                                                    -----------------    -----------------
                                                                 (In Thousands)
Actuarial present value of accumulated
 benefit obligations:
  Vested                                                $     2,113          $     1,741
  Nonvested                                                      29                   76
                                                        -----------          -----------
           Accumulated benefit obligation               $     2,142                1,817
                                                        ===========          ===========

Actuarial present value of projected benefit
 obligations                                            $     2,142          $     1,817
Plan assets at fair value, comprised of various
 equity, debt, and government securities                      1,437                1,178
                                                        -----------          -----------
  Projected benefit obligation in excess of plan assets         705                  639
  Unrecognized prior service cost                              (107)                 -
  Unrecognized net loss                                        (256)                 -
  Additional minimum pension liability                          363                  -
                                                        -----------          -----------
Pension liability included in balance sheets            $       705          $       639
                                                        ===========          ===========

                               MMI PRODUCTS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

9.   EMPLOYEE BENEFIT PLANS - (CONTINUED)

                                                            Fiscal Years
                                              -------------------------------------
                                                      1997               1996
                                              -----------------     ---------------
Assumptions:
  Discount rate                                       7.50%              7.50%
  Expected long-term rate of return on assets         8.50%              8.50%

     The Company also contributes to certain multi-employer, defined benefit plans covering certain employees under other collective bargaining agreements. Total expenses for these plans were $245,000, $125,000 and $46,000 for fiscal years 1997, 1996 and 1995, respectively.

Stock Options

     On December 13, 1996, Holding issued noncompensatory options for 17,890 shares of Holding common stock to certain employees of the Company. These options, exercisable for $1 per share, the fair value of the common stock at the date of grant, vest over a four-year period and expire five years from the date of grant. No such options were granted in 1995. On June 27, 1997, Holding issued noncompensatory options for 1,000 shares of Holding common stock to a director of the Company, such options having the identical terms as those issued to employees on December 13, 1996. During 1997, Holding issued 3,230 shares of common stock pursuant to exercises of stock options.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for Holding's stock options granted to the Company's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

     If the accounting provisions of SFAS 123 had been adopted as of the beginning of fiscal year 1995, the effect on fiscal year 1995, 1996 and 1997 earnings would not have been material. Further, based on current and anticipated use of stock options by Holding, it is not envisioned that the impact of the accounting provisions of SFAS 123 would be material in any future period.

10.  INCOME TAXES

     As of December 30, 1995, the Company had minimum tax credit carry-forwards of $1,031,000, which reduced 1996 federal regular income taxes.

                               MMI PRODUCTS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

10.   INCOME TAXES - (CONTINUED)

     Significant components of the provision for income taxes are as follows:

                                            Fiscal Years
                                ------------------------------------
                                  1997          1996          1995
                                --------      --------      --------
                                           (In Thousands)
Current:
Federal                         $  1,871      $  4,206      $  1,904
  State and local                    404         1,109           841
                                --------      --------      --------
                                   2,275         5,315         2,745
Deferred:
  Federal                          2,412          (845)        1,140
  State and local                    474          (243)          173
                                --------      --------      --------
                                   2,886        (1,088)        1,313
                                --------      --------      --------
Total                           $  5,161      $  4,227      $  4,058
                                ========      ========      ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                           January 3,             December 28,
                                              1998                    1996
                                       -----------------        ---------------
                                                     (In Thousands)
Deferred tax liabilities:
  Tax over book depreciation              $    4,259               $    4,258
  Trade receivables valuation                  1,116                      -
  Other                                        1,285                      812
                                          ----------               ----------
Total deferred tax liabilities                 6,660                    5,070
Deferred tax assets:
  Stock options                                  -                      1,186
  Inventory valuation                            752                    1,209
  Allowance for doubtful accounts                695                      601
  Self-insurance accruals                        709                      463
  Other                                          410                      301
                                          ----------               ----------
Total deferred tax assets                      2,566                    3,760
                                          ----------               ----------
     Net deferred tax liabilities         $    4,094               $    1,310
                                          ==========               ==========

                               MMI PRODUCTS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

     The reconciliation of income tax computed at U.S. federal statutory tax rate to income tax expense is as follows for fiscal years 1997, 1996 and 1995:

                                                                   Fiscal Years
                                                         --------------------------------
                                                           1997        1996        1995
                                                         --------    --------    --------
                                                                  (In Thousands)
Tax at U.S. statutory rate                               $  4,385    $  3,697    $  3,537
State and local income taxes, net of federal benefit          572         512         669
Other, net                                                    204          18        (148)
                                                         --------    --------    --------
Total                                                    $  5,161    $  4,227    $  4,058
                                                         ========    ========    ========

11.   CONTINGENCIES

     A former stockholder of Holding exercised its appraisal rights and filed a lawsuit against Holding with respect to the value of the common and preferred stock redeemed in connection with the Recapitalization which occurred on December 13, 1996. In January 1997, Holding paid the stockholder $2.2 million with respect to the value of the preferred stock, the original value offered in the Recapitalization. The Company has recorded a liability to Holding for $3.7 million, which is equal to the amount the stockholder would have received for its common stock if it had not exercised its appraisal rights. Although management believes the value that the Recapitalization provided to be paid to holders of Holding common stock was fair to such holders, there can be no assurance that the court will agree. The payment of the $3.7 million, plus or minus any difference resulting from the settlement of the value of the common stock plus any interest owed to the former stockholder, will be funded by the Company's revolving credit facility and recorded as an adjustment to the contribution of capital from Holding. The payment will therefore have no effect on the operating results of the Company. A trial date has been set in August 1998.

     The Company is involved in a number of legal actions arising in the ordinary course of business. The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

12.   SUBSEQUENT EVENTS

     On February 18, 1998, the Company acquired certain net assets of The Burke Group L.L.C. ("Burke). Burke is a manufacturer of hardware devices and processor of chemicals used in the concrete construction industry, with facilities in Converse, Texas and Long Beach, California. The acquisition expands the offerings of the Company's concrete accessories product line. The total purchase price was approximately $20.8 million, of which $19.4 million was funded by the Company's revolving credit facility. The estimated $1.4 million remainder will also be funded by the Company's revolving credit facility at the final settlement date.

                               MMI PRODUCTS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

     On February 23, 1998, the Company signed a letter of intent to purchase land and building for a wire mesh manufacturing facility in South Florida with a purchase price of approximately $2.7 million. Additional costs to acquire and refurbish the property are estimated at $700,000. The purchase is scheduled to close in May 1998.

     On March 2, 1998, the Company purchased substantially all of the assets of Wholesale Fencing Supply, Inc. and affiliated entities ("Wholesale") for approximately $2.1 million, which was funded by the Company's revolving credit facility. Wholesale is a manufacturer of ornamental iron fencing and a distributor of fence products in Tacoma, Washington and two Oregon locations.

13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             1997 (by fiscal quarter)
                                 ------------------------------------------------
                                     1            2            3            4
                                 ---------    ---------    ---------    ---------
                                                  (In Thousands)
Net sales                        $  69,587    $  99,044    $  94,698    $  83,576
Gross profit                         9,161       15,266       14,383       12,096
Net income (loss)                      832        3,634        2,722          549

                                             1996 (by fiscal quarter)
                                 ------------------------------------------------
                                     1            2            3            4
                                 ---------    ---------    ---------    ---------
                                                  (In Thousands)
Net sales                        $  51,777    $  76,426    $  82,593    $  72,606
Gross profit                         7,595       13,049       13,430       10,889
Nonrecurring expenses (1)              -            -            -          3,106
Net income (loss)                      291        3,393        3,316         (663)


(1) In the fourth quarter, the Company recorded nonrecurring expenses resulting from the modification of stock options granted in previous years as part of the Recapitalization of the Company and Holding (see
      Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's directors, and executive officers, including their respective ages.

Name                      Age                            Position
----------------------  -------    ----------------------------------------------------
Julius S. Burns           65       President and Chief Executive Officer; Director
Thomas F. McWilliams      55       Director
Carl L. Blonkvist         61       Director
Robert N. Tenczar         48       Vice President, Chief Financial Officer and Secretary
James M. McCall           55       Vice President - General Manager - Mesh
Davy J. Wilkes            60       Vice President - General Manager - Concrete Accessories

     Julius S. Burns has been President and Chief Executive Officer and a director of the Company since February 1989. At the present time, Mr. Burns is also acting general manager of the fence product line of the Company. Prior to February 1989, Mr. Burns served as President and General Manager of Ivy Steel & Wire Company, Inc., a predecessor to the Company, for 13 years. Mr. Burns has 32 years of related industry experience.

     Thomas F. McWilliams has been a director of the Company since 1992. Mr. McWilliams is Managing Director of CVC, a small business investment company, and has been affiliated with CVC since 1983. Mr. McWilliams is a member of CVC's three-person investment committee. Mr. McWilliams is a director of Chase Brass Industries, Inc., a metals processing company, Ergo Science Corporation, a pharmaceutical product development company and various other private companies.

     Carl L. Blonkvist has been a director of the Company since April 1997.
Mr. Blonkvist is Senior Vice President of Operations for the Brinkmann Corporation, and has been affiliated with the Brinkmann Corporation since June 1996. Mr. Blonkvist was Senior Vice President of Coca-Cola Foods from January 1994 to April 1996, and was a Senior Partner of Computer Science Corporation, a consulting firm, from 1991 to 1994. In 1984, Mr. Blonkvist formed Paragon Consulting Group, a consulting firm specializing in operations strategy, which was purchased by Computer Science Corporation in 1991.

     Robert N. Tenczar has been Vice President, Chief Financial Officer and Secretary of the Company since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, Houston, Texas, his last assignment as Vice President - Finance of its EnviroTech Controls division.

     James M. McCall has been employed with the Company and its predecessors in various management positions of increasing responsibility since 1975, most recently as the Company's Vice President - General Manager - Mesh since 1989. Mr. McCall has 34 years of related industry experience.

     Davy J. Wilkes has been employed by the Company and its predecessors since 1974, most recently as the Company's Vice President - General Manager - Concrete Accessories since November 1992. Mr. Wilkes has 38 years of related industry experience.

     Each director holds office until the next annual meeting of stockholders of the Company or until their successor is duly elected and qualified. All officers are elected annually and serve at the direction of the Board of Directors. The bylaws of the Company provide for a three member Board of Directors. Directors of the Company are reimbursed for all expenses actually incurred for each Board meeting which they attend. One member of the Board of Directors receives a fee of $2,000 per meeting he attends. The other members of the Board of Directors do not receive a fee for any meetings they attend. The executive officers of the Company are elected by the Board of Directors to serve at the discretion of the Board.

Indemnification of Directors

     The Company has entered into Indemnification Agreements with certain of its directors and executive officers pursuant to which it will indemnify such persons against expenses (including attorney's fees), judgments, fines and amounts paid in settlement incurred as a result of the fact that such person in his or her capacity as a director or officer, is made or threatened to be made a party to any suit or proceeding. Such persons will be indemnified to the fullest extent now or hereafter permitted by the DGCL. The Indemnification Agreements also provide for the advancement of certain expenses to such directors and officers in connection with any such suit or proceeding.

ITEM 11.   Executive Compensation

     The following table sets forth the compensation for fiscal year 1997 awarded to or earned by the chief executive officer of the Company and the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation (1)   All Other
Name and Principal Position                                Salary      Bonus     Compensation
---------------------------------------------------------------------------------------------
Julius S. Burns                                          $ 250,020   $ 450,000    $ 27,063(2)
 President and Chief Executive Officer; Director
James M. McCall                                            150,000      90,000      10,759(3)
 Vice President - General Manager - Mesh
Robert N. Tenczar                                          125,480      69,840       5,733(4)
 Vice President, Chief Financial Officer and Secretary
Davy J. Wilkes                                             124,170      68,040      14,143(5)
 Vice President - General Manager - Concrete Accessories

(1) The named executive officers did not receive annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits which are not shown because the aggregate amount of such compensation for each of the named executive officers during the fiscal year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.
(2) Represents a $1,344 annual contribution to the 401(k) Plan (as defined in Note 9) and a $26,295 annual contribution to the Pension Plan (as defined in Note 9).
(3) Represents a $794 annual contribution to the 401(k) Plan and a $9,965 annual contribution to the Pension Plan.
(4) Represents a $763 annual contribution to the 401(k) Plan and a $4,970 annual contribution to the Pension Plan.
(5) Represents a $928 annual contribution to the 401(k) Plan and a $13,215 annual contribution to the Pension Plan.

     None of the executive officers named in the Summary Compensation table were granted options to purchase any capital stock of Holding during fiscal year 1997.

MERCHANTS METALS HOLDING COMPANY 1988 STOCK OPTION PLAN

     Certain eligible employees and non-employee directors of the Company and Holding may be granted options to purchase up to an aggregate of 30,000 Holding Class A Common Stock (as defined herein) pursuant to the Merchants Metals Holding Company 1988 Stock Option Plan (the "Holding Stock Option Plan"). The Holding Stock Option Plan is administered by the Administration Committee, the members of which are appointed by the Board of Directors of Holding.
Presently, the members of the Administration Committee consists of the current members of the Board of Directors of Holding (which are the same persons who constitute the Board of Directors of the Company).

     The Administration Committee has the ability to determine, among other things, which individuals will be granted options under the Holding Stock Option Plan and such committee has the ability to determine the exercise price, term (up to ten years) and vesting schedule of the options granted under the Holding Stock Option Plan.

     Any unexpired and unexercised options (or portion thereof) will be forfeited if an employee ceases to be in the employ of the Company by reason of disability or upon retirement, any unexercised options (or portions thereof) shall terminate on the date that is three months from the date of such employee's termination by reason of disability or retirement, as applicable (unless such option expires by its terms on an earlier date).

     In the event an employee dies while in the employ of the Company, any options granted to such employee pursuant to the Holding Stock Option Plan will be exercisable during the three month period commencing on the date following the date of his death (unless it expires sooner under its terms). Such options will terminate at the end of such three month period to the extent such options were not exercised during such three month period.

     As of January 3, 1998, there were outstanding options to purchase 15,660 shares of Holding Class A Common Stock at an exercise price of $1.00 per share.

401(k) PLAN

     The Company maintains the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan"). All Company employees are eligible to participate in the 401(k) Plan after one year of employment. Employees may elect to make pre-tax contributions up to the applicable statutory maximum limits to the 401(k) Plan. The Company makes matching contributions (subject to statutory limits) in an amount equal to 25% of the employee's contributions up to 2% of the employee's compensation. In addition, the Company may make additional contributions in such amounts as it may elect. Company contributions are vested at a rate of 25% for each year of service.

PENSION PLAN

     The Company maintains the MMI Products, Inc. Pension Plan (the
"Pension Plan"), which is a money purchase defined contribution plan.
Employees of the Company (other than employees covered by a collective bargaining agreement) generally are eligible to participate in the Pension Plan after one year of employment. The Company makes annual contributions to the Pension Plan for each eligible employee in accordance with a formula that is based on the participant's age and level of compensation. The Pension Plan provides for 100% vesting after five years of service.

Employment Agreement

     Julius S. Burns, the Company's President and Chief Executive Officer, has entered into an employment agreement with the Company that will expire (unless renewed) on December 31, 1999. The agreement provides for a base salary of $250,000 per year, which may be increased annually in the discretion of the Board of directors, and a discretionary annual bonus based on performance criteria established from time to time by the Board of Directors.

     If Mr. Burns' employment is terminated as a result of his death or total disability, then Mr. Burns (or his estate in the event of his death) shall be entitled to receive Mr. Burns' base salary accrued through the date of termination of employment plus bonus payment prorated to the date of termination based on Mr. Burns' bonus for the previous year.

     If Mr. Burns' employment is terminated by the Company for Cause (as defined therein), Mr. Burns will be entitled to receive only his base salary accrued through the date of termination of employment. If Mr. Burns' employment is terminated by the Company other than for Cause, Mr. Burns will be entitled to receive, as a lump sum payment, the amounts to which he (or his estate) would have been entitled in the event of his death or total disability, plus monthly severance equal to his base salary for the lesser of twelve months or the remaining term of the employment agreement.

     If Mr. Burns' employment is terminated by the Company within one year following a "change of control," then, in addition to the compensation to which Mr. Burns would be entitled in the event of termination other than for Cause (and in lieu of any other bonus payment), Mr. Burns will be entitled to receive a bonus payment prorated for the lesser of 12 months or the remaining term of the Employment Agreement.

PUT AGREEMENT

     Upon Julius S. Burn's death, any MMI Products, Inc. common Units that Mr. Burns owns will automatically be exchanged for a like number of shares of Holding Common Stock. Mr. Burns has entered into the Amended and Restated Put Agreement (the "Burns Put Agreement") pursuant to which Mr. Burns' estate will have, upon satisfaction of certain conditions, the option during the ninety day period following his death to cause Holding (or its designee) to repurchase the number of shares of Holding Common Stock held by Mr. Burns at such time of his death as have a fair market value of up to $2.0 million (the "Put Right"). The Put Right may be exercised only if at the time of Mr. Burns' death: (a) Mr. Burns was an employee of Holding or any of its subsidiaries; (b) Mr. Burns had either (i) retired at or after age 67, (ii) voluntarily terminated his employment with Holding or any of its subsidiaries for Good Reason (as defined therein) within six months following a Change in Control (as defined therein),
(iii) been terminated by Holding or any of its subsidiaries without Cause (as defined therein) or (iv) otherwise retired with the consent of the Board of Directors of Holding; or (c) Mr. Burns was no longer employed by Holding due to a disability recognized by the Board of Directors of Holding.

     The purchase price to be paid by Holding upon the exercise of the Put Right shall be payable through the application of proceeds payable under certain life insurance contracts purchased by the Company (with a maximum aggregate premium of up to $100,000) to provide funds to pay the maximum purchase price of $2,000,000. The Burns Put Agreement will terminate on December 31, 2000, unless earlier terminated in accordance with its terms. Holding, in its sole discretion, may elect to terminate the Burns Put Agreement, at any time prior to Mr. Burns' death, if Mr. Burns is in material default of his obligations under that certain Non-Competition Agreement dated as of December 31, 1994, between Mr. Burns and the Company.

NON-COMPETITION AGREEMENT

     Julius S. Burns has entered into a Non-Competition Agreement with the Company under which he has agreed not to: (i) disclose, during or after the term of his employment, any of the Confidential Information (as defined therein) to any person or entity for any reason or purpose whatsoever, (ii) solicit or induce for a period of two years following termination any person employed by, or the agent of, the Company to terminate his contract of employment or agency with the Company and (iii) compete with the Company in any business in which the Company is engaged in at the date of termination in any state in the United States of America in which the Company has made sales during the twelve months immediately preceding termination for a period of two years following termination. If Mr. Burns is terminated by the Board of Directors of the Company by written or oral notice, Mr. Burns' non-competition restriction will apply only for a period of one year, plus the number of months the Company elects to pay monthly severance payments to Mr. Burns after the expiration of such one year period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors of the Company is responsible for determining executive officer compensation. Julius S. Burns currently serves as both a director and the President and Chief Executive Officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is a wholly owned subsidiary of Holding. Approximately 98% of the capital stock of Holding is owned by MMI Products, L.L.C. ("Parent").
No director or named executive officer owns shares of Holding capital stock. The following table and the accompanying footnotes set forth, as of January 3, 1998, the beneficial ownership of Parent's equity interests by (i) each person who is known to the Company to own beneficially more than 5% of either class of Parent's outstanding Common Units, (ii) each director and named executive officer, and (iii) all directors and officers as a group. On all matters submitted to a vote of the members of Parent, holders of Parent Class A Common Units and Parent Class B Common Units (as defined herein) are entitled to cast, in the aggregate, (i) 50.5% of the total number of votes and (ii) 49.5% of the total number of votes, respectively, entitled to be cast by holders of all of the Parent Common Units then outstanding.

                                      Number of         Percent of Class
                                    Common Units         of Common Units
                                -------------------     -----------------    Percent of Total
                                Class A   Class B(1)    Class A   Class B    Voting Power (2)
                                -------   ----------    -------   -------    ----------------
Julius S. Burns                  58,902        -          52.2%      -            26.3%
 c/o MMI Products, Inc.
 515 W. Greens Rd., Ste. 710
 Houston, Texas  77067

Thomas F. McWilliams                -      17,014(3)         -       2.6%          1.3%
 c/o Citicorp Venture Capital Ltd.
 399 Park Avenue
 14th Floor, Zone 4
 New York, NY 10043

Robert N. Tenczar                 7,500        -           6.6%       -            3.4%
 c/o MMI Products, Inc.
 515 W. Greens Rd., Ste. 710
 Houston, Texas  77067

James M. McCall                  13,850        -          12.3%       -            6.2%
 c/o MMI Products, Inc.
 515 W. Greens Rd., Ste. 710
 Houston, Texas  77067

Davy J. Wilkes                   10,450        -           9.3%       -            4.7%
 c/o Meadow Steel Products
 5110 Santa Fe Road
 Tampa, Florida  33619

Citicorp Venture Capital Ltd.       -     497,473(4)         -      76.3%         37.8%
 399 Park Avenue
 14th Floor, Zone 4
 New York, NY 10043

CCT Partners III                    -      87,789(5)         -      13.5%          6.7%
 c/o Citicorp Venture Capital Ltd.
 399 Park Avenue
 14th Floor, Zone 4
 New York, NY 10043

William T. Comfort                  -      34,154            -       5.2%          2.6%
 c/o Citicorp Venture Capital Ltd.
 399 Park Avenue
 14th Floor, Zone 4
 New York, NY 10043

Michael W. Babcock                7,520        -            6.7%      -            3.4%
 c/o Merchants Metals
 71347 CR 23
 New Paris, Indiana  46553

Michael Weaver                    9,160        -            8.1%      -            4.1%
 4901 Langley Road
 Houston, Texas  77093

All Directors and Executive
 Officers as a Group             90,702    17,014          80.3%     2.6%         41.8%

(1) Each Parent Class B Common Unit is convertible at any time, at the option of the holder, into one Parent Class A Common Unit.
(2) Represents the total voting power represented by the Parent Class A Common Units or Parent Class B Common Units held by each of the indicated persons.
(3) Includes 4,006 Parent Class B Common Units owned of record by Alchemy, L.P., an affiliate of Mr. McWilliams.
(4) Does not include 87,789 Parent Class B Common Units held by CCT Partners III, an affiliate of CVC, as to which CVC disclaims beneficial ownership.
(5) Does not include 497,473 Parent Class B Common Units held by CVC, an affiliate of CCT Partners III, as to which CCT Partners III disclaims beneficial ownership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Recapitalization

     On December 13, 1996, the Company and Holding completed a recapitalization transaction (the "Recapitalization"). The purposes of the Recapitalization included (i) the cash-out of stockholders of Holding that were no longer actively associated with Holding's business, (ii) the retirement of high coupon (as compared to current market rates) debt and preferred stock and (iii) the issuance of new Holding Common Stock (or options to acquire new Holding Common Stock) to members of management who had not previously owned Holding Common Stock, at affordable prices and without a dilutive (both numerical and economic) impact on existing holders of Holding Common Stock.

     In structuring the Recapitalization, the Board of Directors of Holding utilized a valuation prepared by a nationally recognized accounting firm. The valuation report determined that Holding had an enterprise value between $105 million and $115 million. This enterprise value was then reduced by the implied value of the outstanding debt (principal plus unpaid interest) and preferred stock (redemption price plus unpaid dividends) to arrive at the range of implied value of common equity of $30,967,000 to $40,967,000 for Holding Common Stock prior to Recapitalization. At the mid-point, and after taking into account "in-the-money" options, the valuation per share of Holding Common Stock immediately prior to the Recapitalization was $39.57.

     In connection with the Recapitalization, and as result of a merger of a newly formed "shell" company into Holding (the "Recapitalziation Merger"), all of the old Holding Common Stock was either paid out in cash (at $39.57 per share) or exchanged for new subordinated, non-convertible preferred stock with a redemption price equal to the value of the exchanged Holding Common Stock.
In addition, certain investors and management of the Company purchased new shares of a new class of Holding Common Stock for $1.00 per share. Because all of the old Holding Common Stock was either cashed out or exchanged for new preferred stock with a redemption price equal to the pre-Recapitalization value of the old Holding Common Stock, the full common equity value of Holding before the Recapitalization bears no relationship to the common equity value of Holding after the Recapitalization. The value of the new class of Holding Common Stock issued in the Recapitalization equaled the cash proceeds received ($1.00 per share).

     Immediately following the Recapitalization, Holding issued new Holding Common Stock options to certain employees for an aggregate 17,890 shares of the new class of Holding Common Stock, which options vest over a four year period. Because Holding's Board of Directors did not intend for the new options to be compensatory, the exercise price per share was set at $1.00, which represented the fair market value per share of the new Holding Common Stock at the date of grant, consistent with the price paid for new shares of Holding Common Stock in the Recapitalization.

     Pursuant to the Recapitalization, the Company repaid (i) approximately $192,000 of the Company's subordinated indebtedness (plus accrued but unpaid interest) held by Thomas F. McWilliams, a director of the Company, and (ii) approximately $14,250,000 of the Company's subordinated indebtedness (plus accrued but unpaid interest) held by CVC and an affiliate of CVC.

     Also pursuant to the Recapitalization, as a result of the Recapitalization Merger, the capital stock of Holding outstanding prior to the Recapitalization Merger was converted into the right to receive cash. As a result, (i) CVC became entitled to receive approximately $37,355,000, (ii) Thomas F. McWilliams became entitled to receive approximately $822,000, (iii) Julius S. Burns, the Company's President and Chief Executive Officer and a director of the Company, became entitled to receive approximately $1,749,000, (iv) James M. McCall and Davy J. Wilkes, who are executive officers of the Company, became entitled to receive approximately $485,000 and $373,000, respectively, and (v) Michael W. Babcock and Michael Weaver, each of whom owns in excess of 5% of the Holding Class A Common Stock, became entitled to receive approximately $182,000 and $63,000, respectively.

     Immediately following the Recapitalization Merger, pursuant to the Recapitalization, (i) CVC and an affiliate of CVC purchased shares of Holding Common Stock and Holding Preferred Stock for an aggregate of approximately $46,709,000 and (ii) Messrs. McWilliams (together with an affiliated limited partnership), Burns, Tenczar, McCall, Wilkes, Babcock, Weaver and Comfort purchased shares of Holding Common Stock and Holding Preferred Stock for aggregate purchase prices of approximately $1,149,000, $1,487,000, $8,000, $342,000, $289,000, $150,000, $72,000 and $1,279,000, respectively.

Redemption of Holding Preferred Stock and Repurchase of Stock Options

     A portion of the proceeds of the $120 million senior subordinated notes issued on April 16, 1997 was used to distribute to Holding sufficient funds to permit Holding to redeem all of the outstanding Series A Junior Preferred Stock, par value $.01 per share, of Holding (the "Holding Series A Junior Preferred Stock") and the Series B Senior Preferred Stock, par value $.01 per share, of Holding (the "Holding Series B Senior Preferred Stock," together with the Holding Series A Junior Preferred Stock, the "Holding Preferred Stock"), and to repurchase certain options held by Mannesmann Pipe and Steel Corporation and members of the Company's management that were exercisable for shares of Holding Series A Junior Preferred Stock. The number of shares of Holding Series A Junior Preferred Stock for which such options were exercisable increased automatically as dividends accrued with respect to shares of outstanding Holding Series A Junior Preferred Stock. Upon completion of the senior subordinated notes offering, Thomas F. McWilliams, Julius S. Burns, James M. McCall, Davy J. Wilkes, CVC, CCT Partners III, William T. Comfort, Michael W. Babcock, and Michael Weaver received in the aggregate approximately $1,170,000, $2,281,000, $539,000, $411,000, $40,545,000, $7,155,000,
$1,287,000, $288,000 and $143,000, respectively, for their shares of Holding Preferred Stock and their options.

Contribution of Holding Common Stock to Parent

     On June 12, 1997, in connection with the formation of Parent, holders of Holding Common Stock representing more than 98% of the voting power of Holding contributed (the "Contribution") all of their respective shares of Holding Common Stock to Parent in exchange for the same number of Parent Common Units. As a result of the Contribution, Parent owns more than 98% of Holding Common Stock (representing more than 98% of the voting power of Holding).


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements
             Included in Part II of this report:

                Report of Independent Auditors

                Balance Sheets at fiscal year end 1997 and 1996

                Statements of Operations for fiscal years 1997, 1996 and 1995

                Statements of Changes in Stockholder's Equity for fiscal years 1997, 1996 and 1995

                Statements of Cash Flows for fiscal years 1997, 1996 and 1995

                Notes to Financial Statements

       2.    Financial Statement Schedule
             Included in Part IV of this report:

                Schedule II - Valuation and Qualifying Accounts

             Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.  Exhibits

        3.1   Restated Certificate of Incorporation of MMI Products, Inc. (1)
        3.2   Amended and Restated By-laws of MMI Products, Inc. (1)
        4.1 Indenture dated as of April 16, 1997 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (1)
        4.2   Registration Rights Agreement dated as of April 16, 1997
              among MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
       10.1 Amended and Restated Loan and Security Agreement dated as of December 13, 1996 among MMI Products, Inc., Fleet Capital Corporation, as a lender and collateral agent, and Transamerica Business Credit Corporation, as amended. (1)
       10.2 Stockholders Agreement dated as of December 13, 1996 by and among Merchant Metals Holding Company and certain of its stockholders. (1)
       10.3 Employment Agreement dated as of December 31, 1994 by and among MMI Products, Inc. and Julius S. Burns, as amended. (1)
       10.4   MMI Products, Inc. Pension Plan, as amended. (1)
       10.5 Amended and Restated Put Agreement dated as of June 11, 1997, between Merchants Metals Holding Company and Julius S. Burns. (1)
       10.6   Procurement Agreement dated as of December 13, 1996 between
              MMI Products, Inc. and Mannesmann Pipe & Steel Corporation, as amended. (1)
       10.7 The Merchants Metals Holding Company 1988 Stock Option Plan dated as of December 12, 1988, as amended. (1)
       10.8   The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)
       10.9   Non-Competition Agreement dated as of December 31, 1994
              between MMI Products, Inc. and Julius S. Burns. (1)
      10.10   Indemnification Agreement dated as of April 16, 1997
              between MMI Products, Inc. and Julius S. Burns. (1)
      10.11   Indemnification Agreement dated as of April 16, 1997
              between MMI Products, Inc. and Carl L. Blonkvist. (1)
      10.12   Indemnification Agreement dated as of April 16, 1997
              between MMI Products, Inc. and Thomas F. McWilliams. (1)
      10.13   Indemnification Agreement dated as of April 16, 1997
              between MMI Products, Inc. and James M. McCall. (1)
      10.14   Indemnification Agreement dated as of April 16, 1997
              between MMI Products, Inc. and Davy J. Wilkes. (1)
      10.15   Indemnification Agreement dated as of April 16, 1997
              between MMI Products, Inc. and Robert N. Tenczar. (1)
      10.16   Purchase Agreement dated as of April 11, 1997 among MMI
              Products, Inc. and Bear, Stearns & Co. Inc. (1)
      10.17   Limited Liability Company Agreement of MMI Products, L.L.C.
      10.18   Amended and Restated Repurchase Agreement dated as of June
              12, 1997 between Merchants Metals Holding Company and
              Julius S. Burns. (1)

      10.19   Amended and Restated Repurchase Agreement dated as of June
              12, 1997 between Merchants Metals Holding Company and
              Robert N. Tenczar. (1)
      10.20   Amended and Restated Repurchase Agreement dated as of June
              12, 1997 between Merchants Metals Holding Company and
              James M. McCall. (1)
      10.21   Amended and Restated Repurchase Agreement dated as of
              June 12, 1997 between Merchants Metals Holding Company and
              Davy J. Wilkes. (1)
      10.22   Amended and Restated Repurchase Agreement dated as of June
              12, 1997 between Merchants Metals Holding Company and
              William T. Stewart. (1)
      10.23   Amended and Restated Repurchase Agreement dated as of June
              12, 1997 between Merchants Metals Holding Company and
              Michael W. Babcock. (1)
      10.24   Amended and Restated Repurchase Agreement dated as of June
              12, 1997 between Merchants Metals Holding Company and
              Michael Weaver. (1)
      10.25   Asset Purchase Agreement by and between MMI Products, Inc. and
              Atlantic Steel Industries, Inc., dated as of June 10, 1996.
      10.26   Asset Purchase Agreement by and between MMI Products, Inc. and
              The Burke Group, L.L.C., dated as of December 12, 1997.
      21.1    None
      27      Financial Data Schedule

      (1) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration
           No. 333-29141)

(b)    Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended January 3, 1998.

                               SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    By: /s/ Robert N. Tenczar
                                    ---------------------------------
                                    Robert N. Tenczar, Vice President
                                    and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 27, 1998      By:             *
                               ------------------------------------
                                 Julius S. Burns, President
                                 and Chief Executive Officer
                                 (principal executive officer)

Date:  March 27, 1998      By:    /s/  Robert N. Tenczar
                               ------------------------------------
                                 Robert N. Tenczar, Vice President
                                 and Chief Financial Officer
                                 (principal financial and accounting officer)

Date:  March 27, 1998      By:             *
                               ------------------------------------
                                 Thomas F. McWilliams, Director



Date:  March 27, 1998      By:             *
                               ------------------------------------
                                 Carl L. Blonkvist, Director




  *   By:    /s/  Robert N. Tenczar
          --------------------------------
             Robert N. Tenczar
             Attorney-in-fact

SCHEDULE II

                               MMI PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at    Charged to                 Balance at
                                         Beginning     Costs and                    End of
                                         of Period      Expenses     Deductions     Period
                                         ---------     ----------    ----------   ----------
Fiscal Year Ended January 3, 1998:
   Allowance for Doubtful Accounts       $   1,701     $     -       $   (175)(1)  $   1,876
   Reserve for damaged and
     slow-moving inventory                   1,833          (620)(3)      267(2)         946

Fiscal Year Ended December 28, 1996:
   Allowance for Doubtful Accounts       $   1,314     $     879     $    492(1)   $   1,701
   Reserve for damaged and
     slow-moving inventory                     417         1,558          142(2)       1,833

Fiscal Year Ended December 30, 1997:
   Allowance for Doubtful Accounts       $   1,546     $     448     $    680(1)   $   1,314
   Reserve for damaged and
     slow-moving inventory                     123           623          329(2)         417

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Write off of inventory.
(3)   Reversal of reserves due to changes in estimates.