Form 10-Q
period 1998-04-04
MMI PRODUCTS INC
filed 1998-08-13
CIK 1040736

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 4, 1998

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

     There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 13, 1998, all of which are held by Merchants Metals Holding Company.

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

                              MMI PRODUCTS, INC.
                                BALANCE SHEETS
                                (In Thousands)

                                                      (Unaudited)
                                                        April 4,    January 3,
                                                          1998         1998
                                                        --------    ----------
                            ASSETS
Current assets:
  Cash and cash equivalents                             $  2,426      $  3,509
  Accounts receivable, net of allowance for doubtful
   accounts of $1,961 and $1,876, respectively            50,918        38,940
  Inventories                                             66,900        48,938
  Income tax receivable                                    1,610         1,710
  Prepaid expenses and other current assets                2,668         2,384
                                                        --------     ---------
      Total current assets                               124,522        95,481
Property, plant and equipment
  Land                                                     4,814         4,814
  Buildings and improvements                              17,215        16,473
  Machinery and equipment                                 56,185        50,343
  Rental equipment                                         1,364          -
                                                        --------     ---------
                                                          79,578        71,630
  Less accumulated depreciation                           27,058        25,712
                                                        --------     ---------
      Property, plant and equipment, net                  52,520        45,918
Intangibles assets                                        18,125         5,831
Deferred charges and other assets                          4,525         5,588
                                                        --------     ---------
Total assets                                            $199,692      $152,818
                                                        ========     =========

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $ 39,895      $ 27,276
  Accrued interest                                         6,575         3,172
  Accrued liabilities                                     10,703        10,025
  Due to Holding, net                                      3,554         3,573
  Current maturities of long-term debt,
   including capital lease obligations                     1,529         1,127
                                                        --------     ---------
      Total current liabilities                           62,256        45,173
Long-term debt, including capital lease obligations      152,146       122,740
Deferred income taxes and other long-term liabilities      5,774         5,778

Commitments and contingencies

Stockholder's deficit
  Common stock, $1 par value; 500,000 shares
   authorized; 252,000 shares issued and outstanding         252           252
  Additional paid-in capital                              14,711        14,711
  Accumulated other comprehensive income
   Additional minimum pension liability, net
   of tax of $107                                           (151)         (151)
  Retained deficit                                       (35,296)      (35,685)
                                                        --------     ---------
      Total stockholder's deficit                        (20,484)      (20,873)
                                                        --------     ---------
Total liabilities and stockholder's deficit             $199,692      $152,818
                                                        ========     =========

    The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                           STATEMENTS OF OPERATIONS
                                (In Thousands)
                                 (Unaudited)

                                                    Three Months Ended
                                                  April 4,     March 29,
                                                    1998         1997
                                                  --------     ---------
Net sales                                         $ 86,308      $ 69,587
Cost of sales                                       74,267        60,426
                                                  --------      --------
    Gross profit                                    12,041         9,161
Selling, general, and administrative expenses        7,330         6,315
Other income, net                                      (55)          (42)
                                                  --------      --------
Income before interest and income taxes              4,766         2,888
Interest expense                                     4,112         1,502
                                                  --------      --------
Income before income taxes                             654         1,386
Provision for income taxes                             265           554
                                                  --------      --------
               Net income                         $    389      $    832
                                                  ========      ========

    The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                          Three Months Ended
                                                          April 4,  March 29,
                                                            1998      1997
                                                         ---------  ---------
Net income                                                $    389   $    832
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                              1,583      1,306
  Other                                                        190        281
Changes in operating assets and liabilities, net of
 effects of acquired businesses:
  Increase in operating assets and liabilities              (8,509)    (5,134)
  Decrease in due to Holding                                   (19)    (2,328)
  Other                                                        103       (173)
                                                         ---------  ---------
Net cash used in operating activities                       (6,263)    (5,216)
                                                         ---------  ---------
Investing activities:
  Capital expenditures                                        (954)    (1,158)
  Acquisition                                              (23,154)      -
  Other                                                         20          9
                                                         ---------  ---------
Cash used in investing activities                          (24,088)    (1,149)
                                                         ---------  ---------
Financing activities:
  Proceeds from credit facility and long-term debt, net     29,619      7,305
  Payment of capital lease                                    (351)      (221)
                                                          ---------  ---------
Cash provided by financing activities                       29,268      7,084
                                                         ---------  ---------
     Net change in cash and cash equivalents                (1,083)       719
Cash and cash equivalents, beginning of period               3,509        234
                                                         ---------  ---------
Cash and cash equivalents, end of period                  $  2,426   $    953
                                                         =========  =========
Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing activities
   Issuance of capital lease obligations
    for capital expenditures                              $    540   $    471
                                                         =========  =========

   The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with MMI Products, Inc.'s (the "Company") annual financial statements for the year ended January 3, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

     In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of April 4, 1998 and the results of its operations and its cash flows for the respective periods ended April 4, 1998 and March 29, 1997. Interim results for the three months ended April 4, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending January 2,1999.

     As of January 4, 1998, the Company adopted Financial Accounting Standards Board Statement 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 has no impact on the Company's net income or shareholder's equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

2. INVENTORIES
Inventories consisted of the following:

                        (Unaudited)
                       April 4, 1998        January 3, 1998
                       -------------        ---------------
                                 (In Thousands)
Raw materials            $ 19,253              $ 11,188
Work-in-process               408                   255
Finished goods             47,239                37,495
                        ---------             ---------
                         $ 66,900              $ 48,938
                        =========             =========

                              MMI PRODUCTS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)

3. ACQUISITIONS

     During the three months ended April 4, 1998, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The financial statements include the operating results of each business from the date of the acquisition.

     On February 18, 1998, the Company acquired certain net assets of The Burke Group L.L.C. ("Burke"), a manufacturer of hardware devices and processor of chemicals used in the concrete construction industry. The acquisition expands the offerings of the Company's concrete accessories product line. The total purchase price was approximately $20.8 million, of which $19.6 million was funded by the Company's revolving credit facility. The estimated $1.2 million remainder will also be funded by the Company's revolving credit facility at the final settlement date. The excess of the purchase price over the fair values of the net assets acquired was an estimated $11.8 million and is being amortized over 40 years.

     On March 2, 1998, the Company purchased substantially all of the assets of Wholesale Fencing Supply, Inc. and affiliated entities for approximately $2.1 million, of which $1.1 million was funded by the Company's revolving credit facility and $1.0 million by a note payable to seller. Acquired operations include the manufacture of ornamental iron fencing in Tacoma, Washington, and distribution of fence products in Tacoma, Washington and two Oregon locations. The excess of the purchase price over the fair values of the net assets acquired was $0.4 million.

4. COMMITMENTS AND CONTINGENCIES

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                    Three Months Ended
                                                  April 4,     March 29,
                                                    1998         1997
                                                 ---------     ---------

Fence                                                45.1%         48.0%
Wire Mesh                                            37.5%         40.0%
Concrete Accessories                                 17.4%         12.0%
                                                 ---------     ---------
Net sales                                           100.0%        100.0%
Cost of sales                                        86.0%         86.8%
                                                 ---------     ---------
    Gross profit                                     14.0%         13.2%
Selling, general and administrative expenses          8.5%          9.1%
Other income, net                                    (0.1%)        (0.1%)
                                                 ---------     ---------
Income before interest and income taxes               5.6%          4.2%
Interest expense                                      4.8%          2.2%
                                                 ---------     ---------
Income before income taxes                            0.8%          2.0%
Provision for income taxes                            0.3%          0.8%
                                                 ---------     ---------
              Net income                              0.5%          1.2%
                                                 =========     =========

     Net sales for the three months ended April 4, 1998 increased $16.7 million or 24.0% to $86.3 million from $69.6 million for the same period of the prior fiscal year. The concrete accessories product line generated a net sales increase of $6.7 million, of which $4.0 million is attributable to the acquisition of The Burke Group L.L.C. in February 1998. The fence product line, which contributed $5.4 million of the total net sales increase, benefited from mild weather and the expansion of its distribution network by five locations during the fourth quarter of 1997 and first quarter of 1998. The wire mesh product line, which contributed $4.6 million of the total net sales increase, benefited from recent investments to increase capacity of several manufacturing facilities.

     Gross profit for the first quarter as a percentage of sales increased from 13.2% in 1997 to 14.0% in 1998 due primarily to the change in product mix to higher margin concrete accessories products. Despite its increase in net sales, the wire mesh product line gross profits declined from levels achieved in the first quarter of 1997 due primarily to increases in raw material costs which could not be passed along as price increases to customers. Fence product line gross profit margins were comparable for each of the reported periods.

     Selling, general, and administrative expenses as a percentage of net sales decreased 0.6% for the three months ended April 4, 1998 from the corresponding period of the prior fiscal year primarily as a result of realized cost efficiencies from integrating acquired businesses into the Company's operations.

     Interest expense increased $2.6 million to $4.1 million for the three months ended April 4, 1998 from $1.5 million for the corresponding period of the prior fiscal year. The increases were principally due to the higher levels of outstanding debt as a result of the issuance of the $120 million 11.25% Senior Subordinated Notes in April 1997 and additional borrowing under the revolving credit facility to fund acquisitions in February and March 1998. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, pro forma interest expense for the first three months of fiscal year 1997 would have been $3.7 million, an increase of $2.2 million over the $1.5 million actually incurred. Pro forma interest expense is based on the 11.25% rate on the Senior Subordinated Notes plus the amortization of deferred financing costs over the life of the debt less interest expense on debt that would have been retired.

     Net income for the three months ended April 4, 1998 was $389,000 compared to net income of $832,000 for the corresponding period of the prior fiscal year. The decrease was primarily a result of the factors discussed above. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, net income for the three months ended April 4, 1998 would have increased $900,000 from the corresponding period of the prior fiscal year.

LIQUIDITY AND SOURCES OF CAPITAL

      Cash Flows. For the three months ended April 4, 1998, operating activities used net cash of approximately $6.3 million. Seasonal increases in net operating assets and liabilities of $8.5 million offset operating cash flow of $2.2 million provided by net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the decrease in other long-term assets. Investing activities utilized approximately $24.1 million of cash, principally consisting of acquisitions. Financing activities provided approximately $29.3 million of cash, primarily from the Company's revolving credit facility.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first three months of fiscal year 1998 and 1997 was $6.3 million and $4.2 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization, and non-recurring expenses.

     The Company expects that cash flows from operations and the borrowing availability under its bank line of credit, which includes a revolving credit facility and a term facility, will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, existing debt service, and business acquisition strategy over the near term.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBIT 27               Financial Data Schedule

        B. REPORTS ON FORM 8-K      The Company filed a Current Report on Form
                                    8-K during the three months ended April 4, 1998 relating to the acquisition of The
                                    Burke Group L.L.C. on February 18, 1998.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



Date:  May 13, 1997                 By: /s/ Robert N. Tenczar
                                    ---------------------------------
                                    Robert N. Tenczar, Vice President
                                    and Chief Financial Officer