Form 10-Q
period 1998-07-04
MMI PRODUCTS INC
filed 1998-08-14
CIK 1040736

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 4, 1998

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

     There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on August 13, 1998, all of which are held by Merchants Metals Holding Company.

                             MMI PRODUCTS, INC.
                                   INDEX

                                                                       PAGE
PART I.  FINANCIAL STATEMENTS AND NOTES                               NUMBER
                                                                      ------
  Item 1. Financial Statements and Notes                                3

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                             12

  Item 6. Exhibits and Reports on Form 8-K                              12

Item 1. CONDENSED FINANCIAL STATEMENTS AND NOTES

                              MMI PRODUCTS, INC.
                                BALANCE SHEETS
                                (In Thousands)

                                                      (Unaudited)
                                                         July 4,    January 3,
                                                          1998         1998
                                                        --------    ----------
                            ASSETS
Current assets:
  Cash and cash equivalents                             $  2,649      $  3,509
  Accounts receivable, net of allowance for doubtful
   accounts of $2,053 and $1,876, respectively            60,269        38,940
  Inventories                                             64,110        48,938
  Income tax receivable                                    1,034         1,710
  Prepaid expenses and other current assets                2,341         2,384
                                                        --------     ---------
      Total current assets                               130,403        95,481
Property, plant and equipment
  Land                                                     5,905         4,814
  Buildings and improvements                              17,873        16,473
  Machinery and equipment                                 58,400        50,343
  Rental equipment                                         2,007          -
                                                        --------     ---------
                                                          84,185        71,630
  Less accumulated depreciation                           28,284        25,712
                                                        --------     ---------
      Property, plant and equipment, net                  55,901        45,918
Intangibles assets                                        18,032         5,831
Deferred charges and other assets                          4,548         5,588
                                                        --------     ---------
Total assets                                            $208,884      $152,818
                                                        ========     =========

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $ 41,600      $ 27,276
  Accrued liabilities                                     16,775        13,197
  Due to Holding, net                                      3,545         3,573
  Current maturities of long-term debt,
   including capital lease obligations                     1,567         1,127
                                                        --------     ---------
      Total current liabilities                           63,487        45,173
Long-term debt, including capital lease obligations      156,063       122,740
Deferred income taxes and other long-term liabilities      5,921         5,778

Commitments and contingencies

Stockholder's deficit
  Common stock, $1 par value; 500,000 shares
   authorized; 252,000 shares issued and outstanding         252           252
  Additional paid-in capital                              14,711        14,711
  Accumulated other comprehensive income
   Additional minimum pension liability, net
   of tax of $107                                           (151)         (151)
  Retained deficit                                       (31,399)      (35,685)
                                                        --------     ---------
      Total stockholder's deficit                        (16,587)      (20,873)
                                                        --------     ---------
Total liabilities and stockholder's deficit             $208,884      $152,818
                                                        ========     =========

    The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                           STATEMENTS OF OPERATIONS
                                (In Thousands)
                                 (Unaudited)

                                    Three Months Ended       Six Months Ended
                                     July 4,   June 28,      July 4,   June 28,
                                      1998       1997         1998       1997
                                   --------------------    --------------------
Net sales                           $116,181   $ 99,044     $202,489   $168,631
Cost of sales                         97,352     83,778      171,619    144,204
                                    --------   --------     --------   --------
    Gross profit                      18,829     15,266       30,870     24,427
Selling, general and administrative
  expenses                             7,767      5,878       15,097     12,193
Other (income) expense, net              117       (120)          62       (162)
                                    --------   --------     --------   --------
Income before interest and income
  taxes                               10,945      9,508       15,711     12,396
Interest expense                       4,456      3,452        8,568      4,954
                                    --------   --------     --------   --------
Income before income taxes             6,489      6,056        7,143      7,442
Provision for income taxes             2,592      2,422        2,857      2,976
                                    --------   --------     --------   --------
               Net income           $  3,897   $  3,634     $  4,286   $  4,466
                                    ========   ========     ========   ========

    The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                           July 4,  June 28,
                                                            1998      1997
                                                         ---------  ---------
Net income                                                $  4,286   $  4,466
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                              3,270      2,694
  Other                                                        791      1,052
Changes in operating assets and liabilities, net of
 effects of acquired businesses:
  Increase in operating assets and liabilities             (13,843)    (8,602)
  Decrease in due to Holding                                   (28)    (2,105)
  Other                                                        166        114
                                                         ---------  ---------
Net cash used in operating activities                       (5,358)    (2,381)
                                                         ---------  ---------
Investing activities:
  Capital expenditures                                      (5,695)    (2,187)
  Acquisition                                              (22,691)      -
  Other                                                         33         40
                                                         ---------  ---------
Cash used in investing activities                          (28,353)    (2,147)
                                                         ---------  ---------
Financing activities:
  Proceeds from issuance of senior subordinated notes         -       120,000
  Proceeds from (payment of)revolving credit
   facility, net                                            33,578    (55,958)
  Payment of capital leases                                   (727)      (459)
  Distribution to Holding                                     -       (56,968)
                                                          ---------  ---------
Cash provided by financing activities                       32,851      6,615
                                                         ---------  ---------
     Net change in cash and cash equivalents                  (860)     2,087
Cash and cash equivalents, beginning of period               3,509        234
                                                         ---------  ---------
Cash and cash equivalents, end of period                  $  2,649   $  2,321
                                                         =========  =========
Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing activities
   Issuance of capital lease obligations
    for capital expenditures                              $    912   $    845
  Cash paid for interest                                     8,258      2,084

   The accompanying notes are an integral part of the financial statements.

                              MMI PRODUCTS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1.  BASIS OF PRESENTATION

     MMI Products, Inc. (the "Company"), is a wholly owned subsidiary of Merchants Metals Holding Company ("Holding"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the year ended January 3, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

     In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of July 4, 1998 and the results of its operations and its cash flows for the respective periods ended July 4, 1998 and June 28, 1997. Interim results for the six months ended July 4, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending January 2, 1999.

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

2. INVENTORIES
Inventories consisted of the following:

                        (Unaudited)
                        July 4, 1998        January 3, 1998
                        ------------        ---------------
                                 (In Thousands)
Raw materials            $ 19,189              $ 11,188
Work-in-process               333                   255
Finished goods             44,588                37,495
                        ---------             ---------
                         $ 64,110              $ 48,938
                        =========             =========

                              MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)

3. ACQUISITIONS

     During the six months ended July 4, 1998, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The financial statements include the operating results of each business from the date of the acquisition.

     On February 18, 1998, the Company acquired certain net assets of The Burke Group L.L.C. ("Burke"), a manufacturer of hardware devices and processor of chemicals used in the concrete construction industry. The acquisition expands the offerings of the Company's concrete accessories product line. The total purchase price of $20.6 million was funded by the Company's revolving credit facility. The excess of the purchase price over the fair values of the net assets acquired was $12.0 million and is being amortized over 40 years.

     On March 2, 1998, the Company purchased substantially all of the assets of Wholesale Fencing Supply, Inc. and affiliated entities for approximately $2.1 million, of which $1.1 million was funded by the Company's revolving credit facility and $1.0 million by a note payable to seller. Acquired operations include the manufacture of ornamental iron fencing in Tacoma, Washington, and distribution of fence products in Tacoma, Washington and two Oregon locations. The excess of the purchase price over the fair values of the net assets acquired was $0.5 million.

4. COMMITMENTS AND CONTINGENCIES

     A former stockholder of Holding exercised its appraisal rights and filed a lawsuit against Holding with respect to the value of the common and preferred stock redeemed in connection with the Recapitalization which occurred on December 13, 1996. In January 1997, Holding paid the stockholder $2.2 million with respect to the value of the preferred stock, the original value offered in the Recapitalization. The Company has recorded a liability to Holding for $3.7 million, which is equal to the amount the stockholder would have received for its common stock if it had not exercised its appraisal rights. Although management believes the value that the Recapitalization provided to be paid to holders of Holding common stock was fair to such holders, there can be no assurance that the court will agree. The payment of the $3.7 million, plus or minus any difference resulting from the settlement of the value of the common stock plus any interest owed to the former stockholder, will be funded by the Company's revolving credit facility and recorded as an adjustment to the contribution of capital from Holding. The payment will therefore have no effect on the operating results of the Company. The trial is scheduled to begin on August 25, 1998.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      STATEMENT OF OPERATIONS - SELECTED DATA
                                 (In Thousands)

                                     Three Months Ended                 Six Months Ended
                              ---------------------------------  -------------------------------
                               July 4,                 June 28,    July 4,                June 28,
                                1998       Change        1997       1998       Change       1997
                              --------    --------    ---------   --------    --------   ---------
Fence                         $ 59,365    $  4,653     $ 54,712   $ 98,282    $ 10,159    $ 88,123
 Percentage of net sales         51.1%       (4.2%)       55.3%      48.6%       (3.7%)      52.2%
Wire Mesh                     $ 35,564    $  2,430     $ 33,134   $ 67,896    $  6,907    $ 60,989
 Percentage of net sales         30.6%       (2.8%)       33.4%      33.5%       (2.7%)      36.2%
Concrete Accessories          $ 21,252    $ 10,054     $ 11,198   $ 36,311    $ 16,792    $ 19,519
 Percentage of net sales         18.3%        7.0%        11.3%      17.9%        6.3%       11.6%
                              --------    --------    ---------   --------    --------   ---------
Net sales                     $116,181    $ 17,137     $ 99,044   $202,489    $ 33,858    $168,631

Gross profit                  $ 18,829    $  3,563     $ 15,266   $ 30,870    $  6,443    $ 24,427
 Percentage of net sales         16.2%        0.8%        15.4%      15.2%        0.7%       14.5%
Selling, general and
 administrative expenses      $  7,767    $  1,889     $  5,878   $ 15,097    $  2,904    $ 12,193
 Percentage of net sales          6.7%        0.8%         5.9%       7.5%        0.3%        7.2%
Income before interest and
 income taxes                 $ 10,945    $  1,437     $  9,508   $ 15,711    $  3,315    $ 12,396
 Percentage of net sales          9.4%       (0.2%)        9.6%       7.8%        0.4%        7.4%
Interest expense              $  4,456    $  1,004     $  3,452   $  8,568    $  3,614    $  4,954
 Percentage of net sales          3.8%        0.3%         3.5%       4.2%        1.3%        2.9%
Effective income tax rate        40.0%                    40.0%      40.0%                   40.0%
Net income                    $  3,897    $    263     $  3,634   $  4,286   ($    180)   $  4,466
 Percentage of net sales          3.4%       (0.3%)        3.7%       2.1%       (0.5%)       2.6%

     Net sales for the three months and six months ended July 4, 1998 increased $17.1 million (17.3%) and $33.9 million (20.1%), respectively, from the corresponding periods of the prior fiscal year. The concrete accessories product line generated a net sales increase of $10.0 million and $16.8 million for the three months and six months ended July 4, 1998, respectively. This increase in net sales was primarily a result of the acquisition of The Burke Group L.L.C. ("Burke Acquisition") in February 1998, which contributed 77.0% and 69.6% of the concrete accessories net sales increase for the three months and six months ended July 4, 1998, respectively. The fence product line, which contributed $4.7 million and $10.2 million of the total net sales increase for the three months and six months ended July 4, 1998, respectively, benefited from improved weather conditions in the southern regions of the United States and the expansion of its distribution network by five locations. The wire mesh product line, which contributed $2.4 million and $6.9 million of the total net sales increase for the three months and six months ended July 4, 1998, respectively, benefited from recent investments to increase the capacity of several manufacturing facilities.

     Gross profit, as a percentage of sales, increased from 15.4% to 16.2% and from 14.5% to 15.2% for the three months and six months ended July 4, 1998, respectively, from the corresponding periods of the prior fiscal year. The increase in gross profit was primarily due to the increase in mix of higher margin concrete accessories products offset by a decrease in wire mesh gross profit margins resulting from increases in raw material costs which could not be passed along as price increases to customers.

     Selling, general, and administrative expenses as a percentage of net sales increased 0.8% and .03% for the three months and six months ended July 4, 1998, respectively, from the corresponding periods of the prior fiscal year. The increase in selling, general, and administrative expenses is primarily due to the increase in the mix of concrete accessories products (due to the Burke Acquisition), which generally require higher levels of selling expenses than fence and wire mesh products.

     Interest expense increased $1.0 million and $3.6 million for the three months and six months ended July 4, 1998, respectively, as compared to corresponding periods of the prior fiscal year. The increases were principally due to the higher levels of outstanding debt as a result of the issuance of the $120 million 11.25% Senior Subordinated Notes in April 1997 and increased borrowings from the credit facility. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, pro forma interest expense for the three months and six months of fiscal year 1997 would have been $3.9 million and $7.9 million, respectively, an increase of $0.4 million and $2.9 million over the $3.5 million and $5.0 million actually incurred. Pro forma interest expense is based on the 11.25% rate on the Senior Subordinated Notes plus the amortization of deferred financing costs over the life of the debt less interest expense on debt that would have been retired.

     Net income for the three months ended July 4, 1998, increased $263,000 from the corresponding period of the prior fiscal year. Net income decreased $180,000 for the six months ended July 4, 1998 as compared to the same period of the last fiscal year. The changes in net income were primarily a result of the factors discussed above. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, net income for the three months and six months ended July 4, 1998 would have increased $530,000 and $1.6 million from the corresponding periods of the prior fiscal year.

Liquidity and Sources of Capital

     Cash Flows. For the six months ended July 4, 1998, operating activities used net cash of approximately $5.4 million. Seasonal increases in net operating assets and liabilities of $13.8 million offset operating cash flow of $8.4 million provided by net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the decrease in other long-term assets. Investing activities utilized approximately $28.4 million of cash, principally consisting of acquisitions. Financing activities provided approximately $32.9 million of cash, primarily from the Company's revolving credit facility.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first six months of fiscal year 1998 and 1997 was $19.0 million and $15.1 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization, and non-recurring expenses.

     The Company expects that cash flows from operations and the borrowing availability under its bank line of credit, which includes a revolving credit facility and a term facility, will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, existing debt service, and business acquisition strategy over the near term.

     The Company has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. The borrowing availability under its bank line of credit is also expected to be available to finance such acquisitions. It is possible that, depending upon the Company's future operating cash flows and the size of potential acquisitions, the Company will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indenture.

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

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company is currently in the process of replacing its general ledger, accounts payable, accounts receivable, sales analysis, and financial reporting systems with software which will be year 2000 compliant. The project is scheduled to be completed during the fourth quarter of 1998. Year 2000 compliance in other systems is to be achieved through modification of internally developed programs and is scheduled to be completed by the third quarter of 1999. Changing the scope of the modification project or enlisting third party resources to assist in the programming task would occur if the scheduled completion date appeared to be in jeopardy. The Company does not expect any significant disruption on operations in the event that any of its suppliers or customers fail to achieve Year 2000 compliance. However, if the software changes and modifications of existing software are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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



Date:  August 13, 1998              By: /s/ Robert N. Tenczar
                                    ---------------------------------
                                    Robert N. Tenczar, Vice President
                                    and Chief Financial Officer