Form 10-Q
period 1998-10-03
MMI PRODUCTS INC
filed 1998-11-16
CIK 1040736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarterly Period Ended October 3, 1998


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


       There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 13, 1998, all of which are held by Merchants Metals Holding Company.

                               MMI PRODUCTS, INC.
                                      INDEX

                                                                                      Page
PART I.           FINANCIAL STATEMENTS AND NOTES                                     Number
                                                                                     ------
Item 1.        Financial Statements and Notes                                           3

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      9

PART II.          OTHER INFORMATION

               Item 1.     Legal Proceedings                                            13

               Item 6.     Exhibits and Reports on Form 8-K                             13

                               MMI PRODUCTS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    (Unaudited)
                                                                     October 3,     January 3,
                              ASSETS                                   1998           1998
                                                                    -----------     ----------
Current assets:
  Cash and cash equivalents                                          $   3,746      $   3,509
  Accounts receivable, net of allowance for doubtful accounts of
    $1,797 and $1,876, respectively                                     59,290         38,940
  Inventories                                                           59,554         48,938
  Income tax receivable                                                   --            1,710
  Prepaid expenses and other current assets                              3,328          2,384
                                                                     ---------      ---------
               Total current assets                                    125,918         95,481
Property, plant and equipment
  Land                                                                   5,905          4,814
  Buildings and improvements                                            19,811         16,473
  Machinery and equipment                                               57,161         50,343
  Rental equipment                                                       2,844           --
                                                                     ---------      ---------
                                                                        85,721         71,630
  Less accumulated depreciation                                         29,908         25,712
                                                                     ---------      ---------
               Property, plant and equipment, net                       55,813         45,918
Intangible assets                                                       17,717          5,831
Deferred charges and other assets                                        4,417          5,588
                                                                     ---------      ---------
               Total assets                                          $ 203,865      $ 152,818
                                                                     =========      =========

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                   $  43,393      $  27,276
  Accrued liabilities                                                   19,045         13,197
  Income taxes payable                                                   2,542           --
  Due to Holding, net                                                    5,102          3,573
  Current maturities of long-term debt, including capital lease
               obligations                                               1,570          1,127
                                                                     ---------      ---------
               Total current liabilities                                71,652         45,173
Long-term debt, including capital lease obligations                    140,432        122,740
Deferred income taxes and other long-term liabilities                    5,837          5,778

Commitments and contingencies

Stockholder's deficit
  Common stock, $1 par value; 500,000 shares authorized;
    252,000 shares issued and outstanding                                  252            252
  Additional paid-in capital                                            13,009         14,711
  Accumulated other comprehensive income
    Additional minimum pension liability, net of tax of $107              (154)          (151)
  Retained deficit                                                     (27,163)       (35,685)
                                                                     ---------      ---------
               Total stockholder's deficit                             (14,056)       (20,873)
                                                                     ---------      ---------
               Total liabilities and stockholder's deficit           $ 203,865      $ 152,818
                                                                     =========      =========

    The accompanying notes are an integral part of the financial statements.

                               MMI PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                               Three Months Ended           Nine Months Ended
                                            October 3,     Sept. 27,     October 3,     Sept. 27,
                                              1998           1997          1998           1997
                                            ----------     ---------     ----------     ---------
Net sales                                   $ 114,062      $  94,698     $ 316,551      $ 263,329
Cost of sales                                  94,829         80,315       266,448        224,519
                                            ---------      ---------     ---------      ---------
    Gross profit                               19,233         14,383        50,103         38,810
Selling, general and administrative
  expenses                                      7,966          5,978        23,063         18,171
Other (income) expense, net                      (144)             8           (82)          (154)
                                            ---------      ---------     ---------      ---------
Income before interest and income taxes        11,411          8,397        27,122         20,793
Interest expense                                4,351          3,861        12,919          8,815
                                            ---------      ---------     ---------      ---------
Income before income taxes                      7,060          4,536        14,203         11,978
Provision for income taxes                      2,824          1,814         5,681          4,790
                                            =========      =========     =========      =========
               Net income                   $   4,236      $   2,722     $   8,522      $   7,188
                                            =========      =========     =========      =========


    The accompanying notes are an integral part of the financial statements.

                               MMI PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                   October 3,     Sept. 27,
                                                                     1998           1997
                                                                   ----------     ---------
Net income                                                         $   8,522      $   7,188
Adjustments to reconcile net income to net cash provided by
operating
   Activities:
  Depreciation and amortization                                        5,096          4,080
  Other                                                                 (126)         1,484
Changes in operating assets and liabilities, net of effects of acquired businesses:
  Increase in operating assets and liabilities                        (2,917)        (5,732)
  Decrease in Due to Holding                                            (173)        (2,236)
  Other                                                                  133           (226)
                                                                   ---------      ---------
Net cash provided by operating activities                             10,535          4,558
                                                                   ---------      ---------
Investing activities:
  Capital expenditures                                                (7,957)        (2,738)
  Acquisitions                                                       (22,709)          (542)
  Divestiture                                                          3,501             --
  Other                                                                   51             82
                                                                   ---------      ---------
Cash used in investing activities                                    (27,114)        (3,198)
                                                                   ---------      ---------
Financing activities:
  Proceeds from issuance of senior subordinated notes                   --          120,000
  Proceeds from (payment of) revolving credit facility, net           16,841        (30,144)
  Payment of capital leases                                           (1,021)          (645)
  Proceeds from (payment of) other long-term debt                        996        (22,000)
  Distribution to Holding                                               --          (57,105)
  Debt offering costs                                                   --           (3,951)
                                                                   ---------      ---------
Cash provided by financing activities                                 16,816          6,155
                                                                   ---------      ---------
Net change is cash and cash equivalents                                  237          7,515
Cash and cash equivalents, beginning of period                         3,509            234
                                                                   ---------      ---------
Cash and cash equivalents, end of period                           $   3,746      $   7,749
                                                                   =========      =========

Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing activities
     Issuance of capital lease obligations                         $   1,319      $   1,226
  Cash paid for interest                                               9,495          3,144


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

         In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of October 3, 1998 and the results of its operations and its cash flows for the respective periods ended October 3, 1998 and September 27, 1997. Interim results for the nine months ended October 3, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending January 2, 1999.

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

2.       INVENTORIES

         Inventories consisted of the following:

                                              (Unaudited)
                                             October 3, 1998     January 3, 1998
                                             ---------------     ---------------
                                                       (In Thousands)
Raw materials                                  $   18,451          $   11,188
Work-in-process                                       429                 255
Finished goods                                     40,674              37,495
                                               ----------          ----------
                                               $   59,554          $   48,938
                                               ==========          ==========

                               MMI PRODUCTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3.       ACQUISITIONS

         During the nine months ended October 3, 1998, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The financial statements include the operating results of each business from the date of the acquisition.

         On February 18, 1998, the Company acquired certain net assets of The Burke Group L.L.C. ("Burke"), a manufacturer of hardware devices and processor of chemicals used in the concrete construction industry. The acquisition expands the offerings of the Company's concrete accessories product line. The total purchase price of $23.9 million was funded by a $20.6 million borrowing on the Company's revolving credit facility and assumption of liabilities totaling $3.3 million. The excess of the purchase price over the fair values of the net assets acquired was $11.7 million and is being amortized over 40 years. On September 4, 1998, the Company sold the chemical processing business for approximately $3.5 million, the book value of the net assets sold.

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

4.       COMMITMENTS AND CONTINGENCIES

         A former stockholder of Holding exercised its appraisal rights and filed a lawsuit against Holding with respect to the value of the common and preferred stock redeemed in connection with the Recapitalization which occurred on December 13, 1996. In January 1997, Holding paid the stockholder $2.2 million with respect to the value of the preferred stock, the original value offered in the Recapitalization. On October 30, 1998, the Company paid $6.45 million, including accrued interest of $1.04 million, to settle the value of the common stock redeemed. The $5.4 million total value of the common stock redeemed is recorded in the October 3, 1998 balance sheet in Due to Holding. The $1.7 million increase in the original value offered in the Recapitalization has been charged to Additional Paid-in-Capital to reflect finalization of the December 1996 change in capital contributions by Holding. The Company intends to declare a dividend of $1.4 million to Holding during the fourth quarter of 1998 so that Holding can settle the interest and legal expenses paid on its behalf by the Company. The $6.45 million settlement was funded by the Company's revolving credit facility and had no effect on the operating results of the Company.

         The Company is involved in a number of legal actions arising in the ordinary course of business. The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

5.       SUBSEQUENT EVENTS

         On October 6, 1998, pursuant to the terms of a Stock Purchase Agreement, the Company purchased all the issued and outstanding capital stock of Security Fence Supply Co., Inc., a Maryland corporation ("Security") from Messrs. Henry F. Long, Jr. and Henry F. Long III for cash of approximately $24.2 million. Immediately following the purchase, the real property acquired (valued at approximately $3.6 million) was sold by Security to an entity owned by the Messrs. Long and leased back to Security for a term of five years at rental rates which approximate the market for such properties. The net cash outlay of $20.6 million was funded by the Company's revolving credit facility which was amended to add Security as a borrower and provide for lower LIBOR margins depending on the Company's defined adjusted earnings from operations.

         Security manufactures primarily commercial and industrial fencing at a facility in Bladensburg, Maryland. Sales for its fiscal year ended September 30, 1998 were approximately $30 million. The Company intends to operate Security as a wholly-owned subsidiary and as a complement to the Company's existing fence business operated by its Merchants Metals division.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                   STATEMENT OF OPERATIONS - SELECTED DATA
                                (In Thousands)

                                                  Three Months Ended                              Nine Months Ended
                                        -----------------------------------------     -----------------------------------------
                                        October 3,                      Sept. 27,     October 3,                      Sept. 27,
                                           1998          Change           1997           1998          Change           1997
                                        ----------      --------       ----------     ----------      --------       ----------
Fence                                   $   55,404      $  6,445       $   48,959     $  153,686      $ 15,965       $  137,721
  Percentage of net sales                     48.6%         (3.1%)           51.7%          48.6%         (3.7%)           52.3%
Wire Mesh                               $   36,700      $  2,798       $   33,902     $  104,596      $  9,271       $   95,325
  Percentage of net sales                     32.2%         (3.6%)           35.8%          33.0%         (3.2%)           36.2%
Concrete Accessories                    $   21,958      $ 10,121       $   11,837     $   58,269      $ 27,986       $   30,283
  Percentage of net sales                     19.2%          6.7%            12.5%          18.4%          6.9%            11.5%
                                        ----------      --------       ----------     ----------      --------       ----------
Net sales                               $  114,062      $ 19,364       $   94,698     $  316,551      $ 53,222       $  263,329

Gross profit                            $   19,233      $  4,850       $   14,383     $   50,103      $ 11,293       $   38,810
  Percentage of net sales                     16.9%          1.7%            15.2%          15.8%          1.1%            14.7%
Selling, general and administrative
  expenses                              $    7,966      $  1,988       $    5,978     $   23,063      $  4,892       $   18,171
  Percentage of net sales                      7.0%          0.7%             6.3%           7.3%          0.4%             6.9%

Income before interest and income
  taxes                                 $   11,411      $  3,014       $    8,397     $   27,122      $  6,329       $   20,793
  Percentage of net sales                     10.0%          1.1%             8.9%           8.6%          0.7%             7.9%
Interest expense                        $    4,351      $    490       $    3,861     $   12,919      $  4,104       $    8,815
  Percentage of net sales                      3.8%         (0.3%)            4.1%           4.1%          0.8%             3.3%
Effective income tax rate                     40.0%         --               40.0%          40.0%         --               40.0%
Net income                              $    4,236      $  1,514       $    2,722     $    8,522      $  1,334       $    7,188
  Percentage of net sales                      3.7%         (0.8%)            2.9%           2.7%         --                2.7%

         Net sales for the three months and nine months ended October 3, 1998 increased $19.4 million (20.4%) and $53.2 million (20.2%), respectively, from the corresponding periods of the prior fiscal year. The concrete accessories product line generated a net sales increase of $10.1 million and $28.0 million for the three months and nine months ended October 3, 1998, respectively. This increase in net sales was primarily a result of the acquisition of The Burke Group L.L.C. ("Burke Acquisition") in February 1998, which contributed 75% and 69% of the concrete accessories net sales increase for the three months and nine months ended October 3, 1998, respectively. The fence product line, which contributed $6.4 million and $16.0 million of the total net sales increase for the three months and nine months ended October 3, 1998, respectively, benefited from the expansion of its distribution network by five locations and increased market activity particularly in the southern region of the United States where weather conditions improved during the first half of the year. The wire mesh product line, which contributed $2.8 million and $9.3 million of the total net sales increase for the three months and nine months ended October 3, 1998, respectively, benefited from investments to increase the capacity of several manufacturing facilities.

         Gross profit, as a percentage of sales, increased from 15.2% to 16.9% and from 14.7% to 15.8% for the three months and nine months ended October 3, 1998, respectively, from the corresponding periods of the prior fiscal year. The increase in gross profit was primarily due to the increase in mix of higher margin concrete accessories products. A decrease in wire mesh gross profit margins resulting from increases in raw material costs (which could not be passed along as price increases to customers) contributed a negative effect to gross profit increases during the nine month period ended October 3, 1998. Raw material costs improved during the three months ended October 3, 1998. Wire mesh gross profit margins in 1998's third quarter were comparable with margins during 1997's third quarter.

         Selling, general, and administrative expenses as a percentage of net sales increased 0.7% and 0.4% for the three months and nine months ended October 3, 1998, respectively, from the corresponding periods of the prior fiscal year. The increase in selling, general, and administrative expenses is primarily due to the increase in the mix of concrete accessories products (due to the Burke Acquisition), which generally require higher levels of selling expenses than fence and wire mesh products.

           Interest expense increased $490 thousand and $4.1 million for the three months and nine months ended October 3, 1998, respectively, as compared to corresponding periods of the prior fiscal year. The increase for the nine month period was principally due to the higher levels of outstanding debt as a result of the issuance of the $120 million 11.25% Senior Subordinated Notes in April 1997 and increased borrowings from the credit facility primarily for funding of business acquisitions and capital expenditures. As the Senior Subordinated Notes were outstanding for the third quarter in both 1998 and 1997, the increase for the three month period was due primarily to greater borrowings from the credit facility. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, pro forma interest expense for the nine months of fiscal year 1997 would have been $11.4 million an increase of $2.6 million over the $8.8 million actually incurred. Pro forma interest expense is based on the 11.25% rate on the Senior Subordinated Notes plus the amortization of deferred financing costs over the life of the debt less interest expense on debt that would have been retired.

         Net income for the three months and nine months ended October 3, 1998, increased $1.5 million and $1.3 million respectively, from the corresponding period of the prior fiscal year. The changes in net income were primarily a result of the factors discussed above. If the proceeds from the issuance of the $120 million Senior Subordinated Notes had been available at the beginning of fiscal year 1997, net income for the nine months ended October 3, 1998 would have increased $2.9 million from the corresponding periods of the prior fiscal year.

LIQUIDITY AND SOURCES OF CAPITAL

         Cash Flows. Business acquisitions and increased levels of capital expenditures were investment activities which utilized $10.5 million in net cash provided by operating activities and $16.8 million provided by financing activities during the nine months ended October 3, 1998. The replacement of a manufacturing facility and the expansion of a rental equipment product acquired from Burke were the major components of the capital expenditure increase.

         EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first nine months of fiscal year 1998 and 1997 was $32.2 million and $24.9 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization, and non-recurring expenses.

         The Company expects that cash flows from operations, the borrowing availability under its bank line of credit, which includes a revolving credit facility, and its additional borrowing capability (which the Company believes is justified by the Company's financial position and operating cash flows) will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, existing debt service, and business acquisition strategy over the near term.

         The Company has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. The borrowing availability under its bank line of credit and the Company's additional borrowing capability (which the Company believes is justified by its financial position and operating cash flows) are expected to be the financing sources for such acquisitions. It is possible that, depending upon the Company's future operating cash flows and the size of potential acquisitions, the Company will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indenture.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit 27                       Financial Data Schedule

B. Reports on Form 8-K              A Form 8-K was filed with the Commission on
                                    October 16, 1998. The Form 8-K reported the acquisition of the common stock of Security
                                    Fence Supply Co., Inc. on October 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  November 16, 1998                    By:      /s/Robert N. Tenczar
                                                --------------------------------
                                            Robert N. Tenczar, Vice President
                                            and Chief Financial Officer

                                 Exhibit Index

Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedule