Form 10-K405
period 1999-01-02
MMI PRODUCTS INC
filed 1999-04-02
CIK 1040736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the Fiscal Year Ended January 2, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              There were 252,000 shares of the Registrant's Class A
                   Common Stock outstanding as of the close of
                business on April 1, 1999, all of which are held
                      by Merchants Metals Holding Company.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                     PART I

ITEM 1.  BUSINESS

GENERAL

MMI Products, Inc. (MMI), a Delaware corporation and a wholly-owned subsidiary of Merchants Metals Holding Company (Holding), was organized in 1953. MMI was acquired by Citicorp Venture Capital, Ltd. and members of MMI's management in 1986.

MMI is a leading manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries. MMI has established leading market positions in the fence and concrete construction industries by combining efficient manufacturing, high quality and broad product offerings and extensive distribution capabilities. MMI employs a combination of state-of-the-art and traditional production methods to achieve cost efficiencies in its manufacturing processes. In addition, while MMI's manufacturing facilities are geared primarily toward high-volume, standardized production to promote efficiencies, many of MMI's manufacturing facilities are capable of producing customized products in response to specific customer requirements or applications that are unique to particular geographic regions of the United States. Consequently, each plant is configured to serve as both a high-volume producer of standard products and a job lot producer of specialty products. MMI also benefits from raw material purchasing efficiencies because the majority of manufactured products are produced from the same raw material.

MMI has developed an extensive and well positioned distribution network, consisting of 72 company-operated distribution centers, located in 31 states. MMI's distribution network services over 5,000 customers, including construction contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of concrete reinforcing bar. In addition to serving customers nationwide, distribution centers and production facilities are well positioned to serve areas of high population and construction growth. MMI currently has manufacturing or distribution facilities in each of the ten states with the largest projected increases in population through 2025. MMI manufactures its products from 18 principal manufacturing facilities strategically located throughout the United States.

ACQUISITIONS

Historically, a significant portion of MMI's growth has been achieved through acquisitions. Since 1989, MMI has completed twelve acquisitions, including eight in the past four years, which have substantially increased MMI's net sales and EBITDA. In 1998, MMI completed three acquisitions.

On February 18, 1998, MMI acquired the assets and assumed certain liabilities of The Burke Group L.L.C. ("Burke"), a manufacturer of hardware devices and processor of chemicals used in the concrete construction industry. The acquisition expanded the breadth of MMI's concrete accessories product line. The total purchase price was $20.6 million, which was funded by MMI's revolving credit facility. On September 4, 1998, MMI sold the chemical processing operations included in the Burke acquisition for approximately $3.6 million in cash.

On March 2, 1998, MMI purchased substantially all of the assets of Wholesale Fencing Supply, Inc. and affiliated entities for approximately $2.1 million, of which $1.1 million was funded by the revolving credit facility and $1.0 million by a note payable to seller. The operations acquired include a manufacturer of ornamental iron fencing in Tacoma, Washington, and distributors of fence products in Tacoma, Washington, and two Oregon locations.

On October 6, 1998, MMI purchased all the issued and outstanding capital stock of Security Fence Supply Co., Inc., a Maryland corporation ("Security Fence") for cash of approximately $24.4 million, which was funded by the revolving credit facility. Immediately following the purchase, the real property acquired was sold to the former principals of Security Fence for approximately $3.6 million in cash and leased back to MMI for a term of five years at approximate market rental rates. Security Fence specializes in commercial and industrial fencing. It manufactures chain link and vinyl coated chain link fabric as well as ornamental iron and vinyl fence products.

BUSINESS SEGMENTS

MMI reports the results of its operations in two business segments: Fence and Concrete Construction Products. Financial information for each business segment is disclosed in Note 12 of Notes to Consolidated Financial Statements.

Both the Fence and Concrete Construction Products segments share common factors in relation to seasonality of business and raw materials.

Seasonality and Cyclicality. MMI's products are used in the residential, commercial and infrastructure construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on sales and profitability. Although MMI believes that a cyclical downturn is inevitable, MMI has implemented the following strategies which it believes will mitigate the impact of any such downturn on its future operating results and liquidity:

     o Increased the focus on products used in the commercial and infrastructure construction industries, which historically have been less cyclical than the residential construction industry.

     o Positioned Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending.

     o Expanded distribution network to serve diverse areas of high population growth, as well as to limit the effects of any regional economic downturns.

As a result of seasonality, the highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarter.

Raw Materials. MMI's manufactured products are produced primarily from steel rod. Because both business segments require large quantities of the same raw material, MMI purchases steel rod in significantly larger quantities than would be the case if the business segments were part of separate stand-alone enterprises. Because of such large volume purchases, MMI believes that it typically purchases steel rod at a cost below industry standard. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately 33% in fiscal year 1998), MMI believes such cost savings provide a significant competitive advantage.

In recent years, more than 50% of the steel rod purchased has been produced overseas. Most of the purchases of foreign steel rod are made through Mannesmann Pipe and Steel Corporation, which arranges the importation of rod from various overseas sources. Major suppliers of steel rod in the United States include Ameristeel, Atlantic Steel, Co-Steel Raritan, Keystone Steel, and North Star Steel.

MMI generally negotiates quantities and pricing on a quarterly basis for both domestic and foreign steel rod purchases. Because all agreements for the purchase of steel rod, whether foreign or domestic, are denominated in United States dollars, there is no exposure to significant risks of fluctuations in foreign currency exchange rates with respect to such agreements.

Fence Segment

The Fence segment is made up of three operating entities, Merchants Metals, Security Fence and Anchor Die Cast. Merchants Metals is headquartered in Houston, Texas with the operations segregated and managed by geographic divisions. Security Fence is a manufacturer and distributor of a variety of fence products and is located in Bladensburg, Maryland. Anchor Die Cast, a small manufacturer and distributor of fence fittings, is located in Harrison, Arkansas. The Fence segment contributed 49.7%, 51.2% and 58.2% of consolidated net sales in fiscal years 1998, 1997 and 1996, respectively.

Products. The Fence segment manufactures galvanized and vinyl coated chain link fence fabric, a full line of aluminum die cast and galvanized pressed steel fittings, and vinyl coated colored pipe, ornamental iron fence products, and vinyl fencing. These products are manufactured at seven principal facilities.

The segment also distributes a variety of fence products that it purchases from third parties. Such products include pipe, tubing, wood, vinyl, aluminum, and ornamental iron fence products, gates, hardware, and other related products. The segment also assembles wooden fence panels for residential fences at several of its facilities.

Fence products are used in a variety of applications. The chain link fence products primarily serve as security fencing at residential, commercial and governmental facilities, including manufacturing and other industrial facilities, warehouses, schools, airports, correctional institutions, military facilities, recreational facilities, swimming pools and dog kennels. PVC color coated wire, together with vinyl coated colored pipe, tubing and fittings, are used primarily for tennis courts and other residential applications. The segment also offers other fence products that are used primarily in the construction of wood, vinyl, aluminum or ornamental iron fence systems, and in the construction of all sizes and styles of fence gates for the residential and commercial markets.

In fiscal year 1998, approximately 46% of the Fence segment sales represented products manufactured by the segment. The remaining fence products were purchased as finished goods from third parties for distribution. Purchases of finished fence products are primarily from domestic manufacturers. MMI believes that its full line of fence products provides a competitive advantage by enabling it to provide "one-stop shopping" to its customers, thereby promoting customer loyalty.

Production Process. The chain link fence manufacturing process is virtually the same at each manufacturing facility. The dominant manufacturing process, which is known as "GAW" or "galvanized after weaving", involves three steps.

     o The first step, wire drawing, transforms steel rod into steel wire, primarily ranging in thickness from 12.5 gauge (.095 inches) to 6.0 gauge (.192 inches).

     o In the second step, the wire is woven into chain link fabric by automated fabric weaving machines pre-set to a specific width (which ranges from three to 20 feet) of chain link fence fabric and to a specific "diamond" size ranging from 3/8 inch to 2 3/8 inches.

     o The third step consists of the galvanizing process which involves coating the surface of the steel wire with zinc to provide, among other things, corrosion protection.

The segment also produces other types of coated wire fabric, including polyvinyl chloride or "PVC" coated, aluminum coated, and galvanized before weaving ("GBW"). In addition, vinyl coatings are applied to the pipe, tubing, and fittings used with vinyl coated chain link fabric. Anchor Die Cast manufactures a full line of aluminum die cast and galvanized pressed steel fittings.

Sales and Marketing; Principal Customers. The Fence segment sells fence products principally to fence wholesalers and residential and commercial contractors. Although some sales of fence products are through home centers, such sales are not a primary focus of sales efforts. No one customer accounted for more than 10% of the Fence segment revenues in fiscal year 1998.

The segment's dedicated sales force consists of approximately 81 employees whose sales territories cover the 48 contiguous states. Sales generally are made through 53 regional distribution centers (seven of which are located at manufacturing facilities), which are located in 30 states. Because customer orders typically require rapid turn-around time, the distribution centers are strategically located near customers' facilities. The segment also distributes its fence products through a network of 338 authorized dealers located throughout the country.

Competition. The Fence segment's major national competitor is Master-Halco, Inc., which has a more extensive distribution network than MMI. MMI believes, however, that its more extensive fence manufacturing capabilities provide an advantage to some major accounts. The segment also competes with two strong regional competitors, one of which operates primarily on the East Coast, with particular emphasis on Florida, and one of which operates only manufacturing facilities (with no internal distribution network) primarily east of the Rocky Mountains. The remaining competitors are smaller regional manufacturers and wholesalers.

Although the ability to sell fence products at a competitive price is an important competitive factor, MMI believes that other factors, such as perceived quality of product and service and ability to deliver products to customers quickly, are also important to its fence customers. MMI believes that its reputation for quality and service and its ability to deliver product quickly due to the locations of its 53 fence distribution centers, enable MMI to obtain a slight premium in its sales price for fence products, as compared to its principal competitors.

Concrete Construction Products Segment

The Concrete Construction Products segment is made up of two operating entities, Ivy Steel and Wire and Meadow-Burke Products. Ivy is headquartered in Houston, Texas and Meadow-Burke is headquartered in Tampa, Florida. Both companies segregate their management and operations by geographic region. The Concrete Construction Products segment contributed 50.3%, 48.8% and 41.8% of consolidated net sales in fiscal years 1998, 1997 and 1996, respectively.

Products. Concrete construction products include various classes of wire mesh, which serve as a structural reinforcing grid for concrete construction, including concrete pipe, roads, bridges, runways and sewage and drainage projects. In addition, the segment produces over 2,000 specialized accessories used in concrete construction, including products used to position and install steel reinforcing bar and wire mesh reinforcing grid.

The segment manufactures three principal classes of wire mesh, consisting of commodity building mesh (Class B-2), pipe mesh (Class C), and structural mesh (Class D). The wire mesh is produced from wire that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns.

Class B-2 mesh is a commodity building mesh used in housing and light commercial construction, including driveways, slab foundations and concrete walls. Class C mesh is used to construct reinforced concrete pipe for, among other things, drainage and sewage systems and water treatment facilities. Ivy has been producing pipe mesh for over 40 years. Class D mesh is a structural wire mesh that is designed as an alternative to steel reinforcing bar for certain types of concrete construction, including roads, bridges and other heavy construction projects. Structural mesh is marketed as a cost-effective alternative to steel reinforcing bars. Although structural mesh has a higher initial cost to the customer than does steel reinforcing bar, MMI believes that the overall construction cost to the customer is generally lower if structural mesh is utilized. The segment also manufactures galvanized strand wire which is used by manufacturers and processors of all types of wire products, including shelving, household and automotive products.

The concrete accessory products include supports for steel reinforcing bars and wire mesh, form ties and related products, basket assemblies (including welded and loose dowel basket assemblies), anchors and inserts (including imbedded attachments and lifting devices, composite structural wire members and prestress strand hold down anchors) and bracing devices for holding in place tilt-up concrete walls. Although the segment manufactures most of its concrete accessories, certain products, such as plastic supports for steel reinforcing bar and certain types of form ties, are purchased from third parties for distribution by the segment. New products are continually introduced in an effort to provide a full line of concrete accessories to customers.

Concrete accessories are used in a variety of applications. Supports are used to position and install steel reinforcing bars and wire mesh in the construction of roads, bridges and other heavy construction projects. Welded and loose dowel basket assemblies are used to reinforce joints between concrete pieces in the paving of roads, highways, and runways. Anchors and inserts are used to fasten and lift precast panels and floor panels in the construction of, among other things, commercial buildings.

In fiscal year 1998, approximately 93% of the segments sales represented manufactured products. The remaining 7% of segment sales were purchased as finished goods for resale through 22 regional distribution facilities.

Production Process. The Concrete Construction Products segment manufactures its products at 11 principal facilities, which are strategically located throughout the United States.

Wire mesh is manufactured with wire that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns. The wire mesh is manufactured from low-carbon steel rod, which is cleaned by removing "mill scale" by passing the rod through a series of pulleys that mechanically descales the rod. The rod is then pulled through a die that reduces the area of the rod approximately 30 percent. This "cold working" process produces wire that is clean, uniform in diameter and nearly 100 percent stronger than the original rod. The wire is then processed into the finished product using automatic welding machines. This method of welding, known as electrical resistance welding, produces a very strong welded joint without weakening the steel as much as electrode welding.

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

The concrete accessory manufacturing process also consists of drawing steel rod into wire which is then fed into automatic forming and resistance welding machines which produce the finished product. Additional manufacturing processes include various punch press operations, threading, machining, painting and plastic and epoxy coating of products. In addition to steel rod, which is the primary raw material for concrete accessories, other raw materials are used such as round bar stock, slit steel coils, reinforcing steel bars and paints, plastisol and epoxy powder used for various coatings.

Sales and Marketing; Principal Customers. The segment sells its products principally to construction products distributors, industrial manufacturers (such as pre-casters of concrete products), large reinforcing bar fabricators, commercial building supply dealers and construction contractors.

The specialized sales force for the wire mesh product line consists of approximately 13 employees whose sales territories cover the 48 contiguous states. Members of the wire mesh sales force generally have engineering backgrounds which permit them to consult with customers regarding product specifications. Because orders for wire mesh products typically do not require the quick turn-around time that is required for concrete accessories, wire mesh products are shipped directly from one of the six wire mesh manufacturing facilities to the customer, generally in truckload quantities. Most wire mesh production is in response to particular customer orders. Light wire mesh used for residential construction, however, is produced in standard patterns in anticipation of customer orders.

The dedicated sales force for concrete accessories consists of approximately 35 employees whose sales territories cover the 48 contiguous states. Concrete accessories are distributed primarily through 16 regional distribution centers (five of which are located at concrete accessories manufacturing facilities). Because orders for concrete accessories typically require rapid turn-around time, these distribution centers are strategically located near customers' facilities.

No one customer accounted for more than 10% of the Concrete Construction Products segment revenues in fiscal year 1998.

Competition. The segment's major competitor for wire mesh is Insteel Wire Products, Inc. The segment faces strong regional competitors in Midwestern, Southeastern, and Mid-Atlantic states. There is also competition from smaller regional manufacturers and wholesalers of wire mesh products.

The concrete accessories product line faces competition from several significant competitors. Dayton-Superior Corporation is the leading full line national participant in the concrete accessories market, with a market share greater than that of MMI. The segment also faces strong full line competition from a regional competitor and from two other significant competitors, who offer a more limited number of products.

MMI believes that its ability to produce a greater variety of wire mesh products in a wider geographical area provides an advantage to major accounts. MMI believes that its willingness and ability to provide custom-made products that fit its customers' individual needs provide a competitive advantage. For concrete accessories, MMI believes that price, extensive product selection and ability to deliver product quickly are the principal competitive factors.

MMI believes that its raw material costs (which MMI believes are lower than many of its competitors) enhance the segment's ability to compete effectively with respect to product price in the concrete construction market.

REGULATION

Environmental Regulation. MMI is subject to extensive and changing federal, state and local Environmental Laws including laws and regulations that (i) relate to air and water quality, (ii) impose limitations on the discharge of pollutants into the environment, and (iii) establish standards for the treatment, storage, and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these Environmental Laws. In addition, Environmental Laws could impose liability for costs associated with investigating and remediating contamination at MMI's facilities or at third-party facilities at which MMI has arranged for the disposal treatment of hazardous materials.

Although no assurances can be given, MMI believes that MMI and its operations are in compliance in all material respects with all Environmental Laws and MMI is not aware of any non-compliance or obligation to investigate or remediate contamination that could reasonably be expected to result in material liability. This being said, Environmental Laws continue to be amended and revised to impose stricter obligations. MMI cannot predict the effect such future requirements, if enacted, would have on MMI although MMI believes that such regulations would be enacted over time and would affect the industry as a whole.

Health and Safety Matters. MMI's facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. MMI believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. While it is not anticipated that MMI will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, MMI is unable to predict the ultimate cost of compliance with these changing regulations.

EMPLOYEES

As of January 2, 1999, MMI had approximately 2,200 full time employees. MMI is a party to seven collective bargaining agreements with five unions, of which a total of 284 employees are members. Such collective bargaining agreements cover employees of the Baltimore, Maryland; Tampa, Florida; Whittier, California; Hackensack, New Jersey; Chicago, Illinois; and Oregon, Ohio facilities. MMI considers its relations with its employees to be good.

AVAILABLE INFORMATION

MMI files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by MMI at the SEC's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, or at the SEC offices in New York, New York and Chicago, Illinois. Please call (800) SEC-0330 for further information on the public reference rooms. MMI's filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov.

ITEM 2.  PROPERTIES

                  MMI's principal executive offices are located in approximately 11,000 square feet of leased space in Houston, Texas.

                  The operating facilities of MMI can be broken down into two categories, manufacturing plants and distribution centers. The majority of the manufacturing plants are owned by MMI. The majority of the distribution centers are leased from third parties. The following table sets forth the facilities general information by operating segment:

Type of facility                                            States                 Size*
----------------------------------------------------        -------       ---------------------
Fence Manufacturing Plants                                    7             609,100 square feet
Fence Distribution Centers                                    30            537,974 square feet
Concrete Construction Products Manufacturing Plants           11          1,116,875 square feet
Concrete Construction Products Distribution Centers           11            149,567 square feet

* Does not include square footage of outside storage and other outdoor areas.

ITEM 3.  LEGAL PROCEEDINGS

MMI is involved in various claims and lawsuits incidental to its business. MMI does not believe that these claims and lawsuits in the aggregate will have a material adverse affect on MMI's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data derived from MMI's audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                  Fiscal Years
(In Thousands)                             1998          1997          1996          1995           1994
                                         ---------     ---------     ---------     ---------     ---------
INCOME STATEMENT DATA:
Net sales                                $ 418,355     $ 346,905     $ 283,402     $ 233,284     $ 197,617
Gross profit                                67,394        50,906        44,963        37,161        34,144
Nonrecurring expenses (1)                     --            --           3,106          --            --
Net income                                  10,930         7,737         6,337         6,346         7,512
BALANCE SHEET DATA
 (AT PERIOD END):
Working capital                          $  58,854     $  50,308     $  33,511     $  36,563     $  29,222
Total assets                               220,226       152,818       135,263       103,856        86,498
Total long-term debt and capital
 leases, including current maturities      160,437       123,867        55,278        49,485        44,454
Stockholder's equity (deficit)             (13,007)      (20,873)       28,534        15,606         9,260
CASH FLOW DATA:
Net cash provided by operating
 activities                              $  15,161     $   2,396     $  15,491     $  12,745     $  11,516
Net cash used in investing
 activities                                (47,886)       (4,976)      (24,314)      (14,741)       (2,452)
Net cash provided by (used in)
 financing activities                       31,195         5,855         6,894         3,681        (8,891)

EBITDA (2)                               $  42,781     $  31,423     $  25,547     $  21,613     $  19,997
Cash dividends (3)                           1,292        57,105          --            --             308

     (1) In fiscal year 1996, MMI recorded nonrecurring expense resulting from the modification of stock options granted in previous years as part of the Recapitalization of MMI and Merchant Metals Holding Company ("Holding"). See Note 2 to the audited consolidated financial statements included elsewhere herein.

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

     (3) Cash dividends of $308,000 in fiscal year 1994 represent amounts required to redeem the equity interests in Holding held by former stockholders which had received equity interests in Holding upon the sale to MMI of certain assets acquired for the fence product line. In fiscal year 1997, $57.1 million was distributed to Holding for the redemption by Holding of certain of its equity interests. In fiscal year 1998, $1.3 million was distributed to Holding to finalize the 1997 redemption of certain of its equity interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the financial condition and results of operations of MMI. This analysis should be read in conjunction with MMI's Consolidated Financial Statements and Notes thereto, appearing elsewhere herein.

GENERAL

MMI is a leading manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries. Earnings, including business segment earnings were as follows:

(In Thousands)                                                 Fiscal Years
                                                   ----------------------------------
                                                     1998         1997         1996
                                                   --------     --------     --------
Fence segment earnings                             $ 14,043     $ 11,290     $  9,261
Concrete Construction Products segment earnings      22,315       14,980       12,289
Corporate (1)                                          (764)        (354)      (3,557)
                                                   --------     --------     --------
Earnings before interest and income taxes            35,594       25,916       17,993
Interest expense                                     17,320       13,018        7,429
                                                   --------     --------     --------
Earnings before income taxes                         18,274       12,898       10,564
Income taxes                                          7,344        5,161        4,227
                                                   --------     --------     --------
Net income                                         $ 10,930     $  7,737     $  6,337
                                                   ========     ========     ========

(1) Corporate represents only amortization of intangible assets and non-recurring charges. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

On a consolidated basis MMI's significant growth in net sales and earnings result primarily from business acquisitions, the expansion of the fence segment's distribution network, strong activity in the commercial and infrastructure construction markets and increase in market share. Net sales increased 20.6% in 1998 and 22.4% in 1997. Net income increased 41.3% in 1998 and 22.1% in 1997. In 1998, the primary contribution to net income growth was the increased sales of concrete accessory products. The acquisition of The Burke Group in early 1998 contributed additional sales of concrete accessories which generally carry a higher gross profit margin than other company products.

Interest expense increased $4.3 million in 1998 and $5.6 million in 1997. The increase is primarily due to the issuance of $120 million 11.25% Senior Subordinated Notes in April 1997. If the proceeds from the issuance of the notes had been available at the beginning of fiscal year 1997, pro forma interest expense for fiscal year 1997 would have been $15.4 million. 1998 interest expense is $1.9 million higher than 1997 pro forma interest due to an increase in borrowings from the credit facility primarily for funding of acquisitions and capital expenditures. Pro forma interest expense is based on the 11.25% rate on the Senior Subordinated Notes plus the amortization of deferred financing costs over the life of the debt.

The effective income tax rate remained flat for fiscal years 1996 and 1997 and increased slightly in fiscal year 1998 as a result of the non-deductible goodwill associated with the Security Fence acquisition in October 1998.

FENCE SEGMENT

(In Thousands)                                           Fiscal Years
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
Net sales                                    $208,117     $177,640     $164,971
Gross profit                                   30,893       25,464       23,461
Gross profit margin                              14.8%        14.3%        14.2%
SG&A and other expense                       $ 16,850     $ 14,174     $ 14,200
Earnings before interest and income taxes      14,043       11,290        9,261
EBITDA                                         16,962       13,722       11,441

Net Sales. Net sales increased 17.2% in 1998 and 7.7% in 1997. These increases are primarily due to acquisitions and the opening of new distribution centers. Also contributing to 1998 increases were favorable weather conditions and increased housing starts. Net sales for the fourth quarter of 1998 had a 16.0% increase over the fourth quarter 1997 exclusive of the Security Fence acquisition in October 1998. Total fourth quarter growth including three months of Security Fence operations was 33.9%. The opening of a new fence distribution center in January 1997 and an acquisition in late 1997 contributed to the majority of the 1997 net sales increase.

Gross Profit. The fence segment's gross profit margin percentage has remained relatively flat over the last three years. The increase in 1998 was primarily due to lower steel rod prices and higher margin products introduced in the fourth quarter from the Security Fence acquisition.

SG&A and other expense. SG&A and other expense ("SG&A") increased 18.9% in 1998 and remained flat in 1997. SG&A as a percentage of sales was 8.1%, 8.0%, and 8.6% for 1998, 1997, and 1996, respectively. The increase in expense in 1998 was principally due to business acquisitions and the opening of distribution centers. SG&A as a percentage of sales was relatively flat in 1998 and 1997. The higher 1996 ratio to sales was primarily the result of an increase in the allowance for doubtful accounts.

CONCRETE CONSTRUCTION PRODUCTS SEGMENT

(In Thousands)                                          Fiscal Years
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
Net sales                                    $210,238     $169,265     $118,431
Gross profit                                   36,501       25,442       21,502
Gross profit margin                              17.4%        15.0%        18.1%
SG&A and other expense                       $ 14,186     $ 10,462     $  9,213
Earnings before interest and income taxes      22,315       14,980       12,289
EBITDA                                         25,819       17,701       14,106

Net Sales. Net sales increased 24.2% in 1998 and 42.9% in 1997. Increases are primarily the result of acquisitions and strong activity in commercial and infrastructure construction markets. In 1998, the Burke Group acquisition contributed $23.9 million, a 14.1% increase in net sales. Also impacting 1998 was increased sales to the segment's largest customer, a company which has also grown through acquisitions. Three acquisitions in the second half of 1996 contributed significantly to the 1997 sales increases. The mesh product line provided the majority of the 1997 increase, 86.6%, which was principally due to the full twelve month impact of two of the

1996 acquisitions. The concrete accessory product line sales increase in 1997 was also primarily due to an acquisition in the fourth quarter of 1996.

Gross Profit. Gross profit increased 43.5% in 1998 and 18.3% in 1997. Gross profit margins increased to 17.4% in 1998 from 15.0% in 1997. The 1998 increase in gross profit was primarily due to the increase in mix of higher margin concrete accessories. This increase was partially offset by a slight decrease in the mesh products margin due to fluctuations in raw material costs. Rapidly declining costs of purchased steel rod and competitive pressure reduced mesh prices early in 1998 when the company still held in inventory rod purchased at higher costs in 1997. The 1997 gross profit margin decreased from 18.1% in 1996 to 15.0%. This decrease was principally due to increased sales of lower margin products in both the mesh and concrete accessory lines, combined with the start up of a new concrete accessory plant and the incurrence of higher raw material costs.

SG&A expense. SG&A expenses increased 35.6% in 1998 and 13.6% in 1997. As a percentage of sales, SG&A expense was 6.7%, 6.2% and 7.8% in 1998, 1997, and 1996, respectively. The increase in SG&A expenses was primarily due to the growth in sales from acquisitions. The increase in SG&A expense as a percentage of sales in 1998 is principally due to the higher selling costs related to the Burke Group concrete accessory products. The decrease in SG&A expense as a percentage of sales in 1997 is due to growth in the made-to-order wire mesh product line, which has a lower relative sales cost, and efficiencies achieved from integrating acquired businesses into the segment's operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $15.2 million of cash in 1998 compared with $2.4 million and $15.5 million in 1997 and 1996, respectively. Net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges provided $18.6 million, $16.2 million and $13.9 million in 1998, 1997, and 1996, respectively. Net income adjusted for non-cash items was utilized primarily to support growth in operating assets. Excluding acquired assets, accounts receivable and inventory increased $20.5 million, $10.2 million and $10.0 million in 1998, 1997, and 1996, respectively. Additional cash was provided by an increase in payables and accrued liabilities, especially in 1998, which had an increase of $17.7 million due to internal growth in the business.

Investing activities utilized $47.9 million, $5.0 million and $24.3 million in 1998, 1997 and 1996, respectively. In 1998 and 1996 the majority of this cash was used for acquisitions. The three acquisitions in 1998 utilized $37.7 million and three acquisitions in 1996 used $20.9 million. Capital expenditures for expansion, improvement and replacement of property plant and equipment was $10.2 million, $4.6 million and $3.5 million in 1998, 1997 and 1996, respectively. Capital expenditures in 1998 included $3.2 million for a wire mesh plant facility which replaced a previously leased building, and $1.9 million for rental equipment, a new product line resulting from the Burke acquisition.

Financing activities provided $31.2 million in 1998 compared to $5.9 million and $6.9 million in 1997 and 1996, respectively. The increase in 1998 was due to the funding of acquisitions, particularly the Security Fence acquisition in October 1998. Financing cash flow in 1997 included the issuance of senior subordinated notes and the use of their net proceeds as discussed below.

Although EBITDA should not be considered in isolation from or as a substitute for cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's liquidity, it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization, and non-recurring expenses. EBITDA was $42.8 million, $31.4 million and $25.5 million in 1998, 1997, and 1996, respectively. The increase in EBITDA is primarily the result of higher net sales and gross profit resulting from acquisitions and other changes as discussed in the segment analysis above.

Senior Subordinated Notes. On April 16, 1997, MMI issued $120 million of 11.25% senior subordinated notes due 2007 (the "Senior Subordinated Notes"). The net proceeds of $116.0 million, after fees and expenses, were used (i) to distribute $57.1 million to Holding for the redemption by Holding of certain of its equity interests, (ii) to repay the entire $10 million principal amount, plus accrued interest, on a senior subordinated secured note payable, (iii) to repay MMI's remaining indebtedness under a term loan facility of $11.4 million and (iv) to reduce MMI's indebtedness under the revolving credit facility. As a result, of the issuance MMI's interest expense increased $4.3 million in 1998 (approximately $2.4 million is from the full twelve month impact of the notes) and $5.6 million in 1997. If the proceeds from the notes had been available at the beginning of fiscal year 1997, pro forma interest expense for fiscal year 1997 would have been $15.4 million, an increase of $2.4 million over the $13.0 million actually incurred. Pro forma interest expense is based on the 11.25% rate on the notes plus the amortization of deferred financing costs over the life of the debt less interest expense on debt that would have been retired.

On February 9, 1999, MMI issued $30 million of a new series of the 11.25% Senior Subordinated Notes in a private offering. The net proceeds were approximately $31.1 million, including original issuance premium after expenses. MMI intends to use the net proceeds to reduce its borrowings under the revolving credit facility. A portion of the outstanding borrowings under the revolver are subject to interest rate swap agreements maturing from February 21, 1999 through April 9, 1999. Pending the expiration of such agreements, MMI will invest a portion of the net proceeds in short-term investments.

MMI's capital expenditure budget for fiscal year 1999 is $10.0 million and will be funded by the revolving credit facility.

In fiscal 1998, MMI made capital expenditures in excess of the limits established in the revolving credit facility and did not satisfy certain reporting requirements to its lenders during fiscal 1998 and subsequent to year end. MMI has obtained waivers from the lenders for each of these items. In March 1999, the revolving credit facility was amended to modify certain reporting requirements through August 1999. MMI believes that it will be able to comply with the amended reporting requirements and other restrictive covenants in the revolving credit facility throughout its fiscal year 1999.

MMI expects that cash flows from operations and the borrowing availability under its bank revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, existing debt service, and business acquisition strategy over the near term.

MMI has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. The borrowing availability under its bank revolving credit facility is also expected to be available to finance such acquisitions. It is possible that, depending upon MMI's future operating cash flows and the size of potential acquisitions, MMI will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indenture.

EFFECT OF INFLATION

The impact of inflation on MMI's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on MMI's operating results.

IMPACT OF YEAR 2000

State of Readiness. MMI completed an assessment and has completed or is in the process of modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. In October 1998, MMI replaced its general ledger, accounts payable, accounts receivable, sales analysis, and financial reporting systems with software which is Year 2000 compliant. Year 2000 compliance in other systems is to be achieved through modification of internally developed programs and is scheduled to be completed by the third quarter of 1999.

Third Party Relationships. MMI does not expect any significant disruption of operations in the event that any of its suppliers or customers fail to achieve Year 2000 compliance.

Contingency Plans. Programming changes of internally developed systems may require a reduction in the scope of modifications and/or the enlistment of third party resources if the scheduled completion date appeared to be in jeopardy. Specific contingency plans have been identified for all of the outstanding projects.

Risks and Uncertainties. Based on the completion of several software and hardware replacement projects, internal plans for remaining system modification projects, limited exposure to reliance on third party Year 2000 compliance and completion of contingency plans, MMI believes that it will experience at most, isolated and minor disruptions of business processes as a result of the Year 2000 issue. Such disruptions are not expected to have a material effect on MMI's business, consolidated financial position or results of operations. However, the magnitude of all Year 2000 disturbances cannot be predicted. Failure to complete these programs as planned could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities, all of which could have a material impact on MMI's business, consolidated financial position or results of operations.

Costs. MMI's growth in recent years has required system software and hardware upgrades and improvements that were planned for and initiated in 1996. The costs of the purchased software and hardware upgrades related to these projects incurred through January 2, 1999 was approximately $700,000 and has been capitalized in property, plant and equipment in the accompanying consolidated balance sheets. MMI has also incurred costs of approximately $450,000 through January 2, 1999 related to these projects for software implementation and modification of existing programs that has been expensed as incurred. In fiscal year 1999, MMI expects to incur approximately $240,000 to complete these projects, including Year 2000 specific modifications. Because the costs of software and hardware upgrades were already being incurred, and planned modification of internal systems is primarily for improvement and increased capacity, the actual cost for Year 2000 specific upgrades and modifications is not expected to exceed $100,000 and will be expensed as incurred.

NEW ACCOUNTING STANDARDS

As of January 4, 1998, MMI adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (Statement 130) and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131).

Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on MMI's consolidated net income or stockholder's equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect MMI's consolidated results of operations or financial position. See Note 12 of Notes to Consolidated Financial Statements.

FORWARD LOOKING INFORMATION

The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements in this report could differ materially from those contemplated by such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including without limitations, the portions of such statements under the caption referenced above, and the uncertainties set forth from time to time in MMI's other public reports and filings and public statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility and its senior subordinated notes. Borrowings under the credit facility bear interest, at the option of MMI, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent. For fiscal year 1998, the weighted average balance outstanding under this credit facility was $26.2 million. Based on this balance, a one percent change in the interest rate would cause a change in interest expense of approximately $262,000. MMI is exposed to changes in the fair value of it's $120 million 11.25% fixed rate senior subordinated notes. At January 2, 1999, the fair value of the notes was approximately 108% of par, or $129.6 million. At January 3, 1998, the fair value of the notes was approximately 109% of par, or $130.8 million. Although the fair value of these notes has not fluctuated much, the variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the senior subordinated notes.

MMI also has exposure to price fluctuations associated with steel rod, its primary raw material. MMI negotiates purchase commitments from one to nine months in advance to limit its exposure to price fluctuation and ensure availability of the materials. Approximately 50% of steel rod is purchased from foreign sources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
Report of Independent Auditors                                                            18

Consolidated Balance Sheet at fiscal year end 1998 and 1997                               19

Consolidated Statement of Operations for fiscal years 1998, 1997 and 1996                 20

Consolidated Statement of Changes in Stockholder's Equity (Deficit) for fiscal
years 1998, 1997 and 1996                                                                 21

Consolidated Statement of Cash Flows for fiscal years 1998, 1997 and 1996                 22

Notes to Consolidated Financial Statements                                                23 - 38

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholder of MMI Products, Inc.

We have audited the accompanying consolidated balance sheets of MMI Products, Inc. and subsidiary as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Products, Inc. and subsidiary at January 2, 1999 and January 3, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

Houston, Texas
March 31, 1999

                               MMI PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                    January 2,    January 3,
                                     ASSETS                           1999           1998
                                                                    ----------    ----------
Current assets:
  Cash and cash equivalents                                         $   1,979     $   3,509
  Accounts receivable, net of allowance for doubtful accounts of
    $1,926 and $1,876,  respectively                                   58,633        38,940
  Inventories                                                          62,347        48,938
  Income tax receivable                                                    --         1,710
  Deferred income taxes                                                 1,495         1,178
  Prepaid expenses                                                      1,443         1,206
                                                                    ---------     ---------
               Total current assets                                   125,897        95,481
Property, plant and equipment
  Land                                                                  4,814         4,814
  Buildings and improvements                                           17,890        16,473
  Machinery and equipment                                              69,669        50,343
                                                                    ---------     ---------
                                                                       92,373        71,630
  Less accumulated depreciation                                        31,456        25,712
                                                                    ---------     ---------
               Property, plant and equipment, net                      60,917        45,918
Intangible assets                                                      29,123         5,831
Deferred charges and other assets                                       4,289         5,588
                                                                    ---------     ---------
               Total assets                                         $ 220,226     $ 152,818
                                                                    =========     =========

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                                  $  50,328     $  27,276
  Accrued interest                                                      3,238         3,172
  Accrued liabilities                                                  11,175        10,025
  Income tax payable                                                      672            --
  Due to Holding, net                                                      --         3,573
  Current maturities of long-term obligations                           1,630         1,127
                                                                    ---------     ---------
               Total current liabilities                               67,043        45,173
Long-term obligations                                                 158,807       122,740
Deferred income taxes and other long-term liabilities                   7,383         5,778

Commitments and contingencies

Stockholder's deficit
  Common stock, $1 par value; 500,000 shares authorized;
    252,000 shares issued and outstanding                                 252           252
  Additional paid-in capital                                           13,009        14,711
  Accumulated other comprehensive income, net of tax of $148 and
    $105, respectively                                                   (221)         (151)
  Retained deficit                                                    (26,047)      (35,685)
                                                                    ---------     ---------
               Total stockholder's deficit                            (13,007)      (20,873)
                                                                    ---------     ---------
               Total liabilities and stockholder's deficit          $ 220,226     $ 152,818
                                                                    =========     =========

        The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                           Fiscal Years Ended
                                                 ---------------------------------------
                                                 January 2,    January 3,   December 28,
                                                   1999           1998         1996
                                                 ----------    ----------   ------------
Net sales                                        $ 418,355     $ 346,905    $ 283,402
Cost of sales                                      350,961       295,999      238,439
                                                 ---------     ---------    ---------
    Gross profit                                    67,394        50,906       44,963
Selling, general and administrative expense         31,874        24,843       23,143
Nonrecurring expense - stock options (Note 2)           --            --        3,106
Other (income) expense, net                            (74)          147          721
                                                 ---------     ---------    ---------
Income before interest and income taxes             35,594        25,916       17,993
Interest expense:
     Affiliates                                         --            --        2,046
     Other                                          17,320        13,018        5,383
                                                 ---------     ---------    ---------
                                                    17,320        13,018        7,429
                                                 ---------     ---------    ---------
Income before income taxes                          18,274        12,898       10,564
Provision for income taxes                           7,344         5,161        4,227
                                                 ---------     ---------    ---------
               Net income                        $  10,930     $   7,737    $   6,337
                                                 =========     =========    =========


        The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                         Total
                                               Additional    Retained     Other        Stockholder's
                                     Common     Paid-In      Earnings   Comprehensive    Equity
                                     Stock      Capital      (Deficit)    Income       (Deficit)
                                    --------   ----------    ---------  -------------  -------------
Balance at December 30, 1995        $    252    $  8,008     $  7,346     $     --     $ 15,606
 Net income                               --          --        6,337           --        6,337
 Contribution of capital
   - Recapitalization (Note 1)            --       3,485           --           --        3,485
   - stock options (Note 2)               --       3,106           --           --        3,106
                                    --------    --------     --------     --------     --------
Balance at December 28, 1996             252      14,599       13,683           --       28,534
 Net income                               --          --        7,737           --        7,737
 Additional minimum pension
   liability                              --          --           --         (151)        (151)
                                                                                       --------
 Comprehensive income                     --          --           --           --        7,586
                                                                                       --------
 Contribution of capital
   - stock options                        --         112           --           --          112
 Distribution to Holding                  --          --      (57,105)          --      (57,105)
                                    --------    --------     --------     --------     --------
Balance at January 3, 1998               252      14,711      (35,685)        (151)     (20,873)
 Net income                               --          --       10,930           --       10,930
 Additional minimum pension
   liability                              --          --           --          (70)         (70)
                                                                                       --------
 Comprehensive income                     --          --           --           --       10,860
                                                                                       --------
 Adjustment to 1996 Contribution
   of capital (Note 1)                    --      (1,702)          --           --       (1,702)
 Dividend to Holding (Note 1)             --          --       (1,292)          --       (1,292)
                                    --------    --------     --------     --------     --------
Balance at January 2, 1999          $    252    $ 13,009     $(26,047)    $   (221)    $(13,007)
                                    ========    ========     ========     ========     ========


         The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Fiscal Years Ended
                                                                       ---------------------------------------
                                                                       January 2,    January 3,    December 28,
                                                                         1999          1998           1996
                                                                       ----------    ----------    ------------
OPERATING ACTIVITIES
Net income                                                             $  10,930     $   7,737     $   6,337
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                            7,187         5,507         4,448
  Nonrecurring expenses - stock options                                       --            --         3,106
  Provision for losses on accounts receivable                                234            --           879
  Deferred income taxes                                                      340         2,886        (1,088)
  (Gain) loss on sale of equipment                                           (81)          (22)          193
  Other                                                                       --           112            --
Changes in operating assets and liabilities, net of effects of acquired businesses:
  Increase in accounts receivable                                        (12,914)       (3,139)       (8,339)
  Increase in inventories                                                 (7,546)       (7,029)       (1,668)
  Decrease in prepaid expenses and other assets                              333           272         2,068
  Increase in accounts payable and accrued liabilities                    17,701         1,109         9,762
  Increase (decrease) in income taxes                                      2,629        (2,800)          372
  Decrease in deferred interest payable - affiliates                          --            --        (6,389)
  Increase (decrease) in due to Holding                                   (3,652)       (2,237)        5,810
                                                                       ---------     ---------     ---------
Net cash provided by operating activities                                 15,161         2,396        15,491
                                                                       ---------     ---------     ---------
INVESTING ACTIVITIES:
  Capital expenditures                                                   (10,226)       (4,560)       (3,545)
  Proceeds from sale of equipment                                             52           101            89
  Acquisitions, net of cash acquired                                     (37,721)         (552)      (20,858)
  Other                                                                        9            35            --
                                                                       ---------     ---------     ---------
Net cash used in investing activities                                    (47,886)       (4,976)      (24,314)
                                                                       ---------     ---------     ---------
FINANCING ACTIVITIES:
  Proceeds from long-term obligations                                    187,316       157,854       122,033
  Payments on long-term obligations                                     (153,127)      (90,943)     (103,824)
  Payments on subordinated notes payable - affiliates                         --            --       (14,800)
  Contribution of capital from Holding                                    (1,702)           --         3,485
  Dividend to Holding                                                     (1,292)           --            --
  Distribution to Holding                                                     --       (57,105)           --
  Debt offering costs                                                         --        (3,951)           --
                                                                       ---------     ---------     ---------
Net cash provided by financing activities                                 31,195         5,855         6,894
                                                                       ---------     ---------     ---------
               Net change in cash and cash equivalents                    (1,530)        3,275        (1,929)
Cash and cash equivalents, beginning of period                             3,509           234         2,163
                                                                       ---------     ---------     ---------
Cash and cash equivalents, end of period                               $   1,979     $   3,509     $     234
                                                                       =========     =========     =========

Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing activities
     Issuance of capital lease obligations for capital expenditures    $   1,385     $   1,678     $   1,443
  Cash paid for interest                                               $  16,721     $  10,441     $  13,530
  Cash paid for income taxes                                           $   4,371     $   4,822     $   4,938


         The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly-owned subsidiary, Security Fence Supply Co. Inc. (since its acquisition on October 6, 1998) (collectively, "MMI" or the "Company"). MMI Products, Inc. is a wholly-owned subsidiary of Merchants Metals Holding Company ("Holding") which is substantially wholly-owned by MMI Products, L.L.C. MMI is a manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar.

On December 13, 1996, MMI and Holding completed a recapitalization transaction (the "Recapitalization"). Pursuant to the Recapitalization, (i) Holding made an additional capital contribution to MMI of approximately $3.5 million in cash and loaned MMI approximately $5.8 million, (ii) MMI borrowed an additional $5.0 million in senior subordinated secured notes payable from a supplier and an additional $1.0 million in other long-term debt, and (iii) MMI repaid the full amount of subordinated notes payable to affiliates of $14.8 million plus accrued interest.

A former stockholder of Holding exercised its appraisal rights and filed a lawsuit against Holding with respect to the value of the common and preferred stock redeemed in connection with the Recapitalization. In January 1997, Holding paid the stockholder $2.2 million with respect to the value of the preferred stock, the original value offered in the Recapitalization. In October 1998, Holding paid $6.45 million, including accrued interest of $1.04 million, to settle the value of the common stock redeemed. The $ 1.7 million increase in the original value offered in the Recapitalization has been charged to Additional Paid-in-Capital to reflect finalization of the December 1996 change in capital contributions by Holding. MMI declared a dividend of $1.3 million to Holding during the fourth quarter of 1998 to settle the interest and legal expenses paid on Holding's behalf by MMI. The $6.45 million settlement was funded by MMI's revolving credit facility and had no effect on the operating results of MMI.

On April 16, 1997, MMI issued $120 million of senior subordinated notes due 2007. The net proceeds of $116.0 million, after fees and expenses, were used (i) to distribute $57.1 million to Holding for the redemption by Holding of certain of its equity interests, (ii) to repay the entire $10 million principal amount, plus accrued interest, on an MMI senior subordinated secured note payable, (iii) to repay MMI's remaining indebtedness under a term loan facility of $11.4 million and (iv) to reduce MMI's indebtedness under the revolving credit facility. See Note 7.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Fiscal Year

MMI follows a 52-53 week fiscal year ending on the Saturday closest to December 31st. The 1998, 1997, and 1996 fiscal years refer to the fifty-two week period ended January 2, 1999, the fifty-three week period ended January 3, 1998 and the fifty-two week period ended December 28, 1996, respectively.

Revenue Recognition

MMI records sales when its products are shipped.

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

Cash and Cash Equivalents

MMI considers all demand deposits and time deposits with original maturities of three months or less when purchased to be cash equivalents.

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

Building and improvements                   10 to 31 years
Machinery and equipment                     2 to 20 years

Depreciation expense was $6,423,000, $5,153,000 and $3,997,000 for fiscal years 1998, 1997 and 1996, respectively.

Major capital upgrades are capitalized. Maintenance, repairs and minor upgrades are expensed as incurred. Gains and losses from dispositions are included in the results from operations.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

MMI leases certain machinery and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases with the related amortization included in depreciation expense. Assets under these obligations, totaling $3,574,000 and $3,427,000 (net of accumulated amortization of $3,560,000 and $2,344,000) at January 2, 1999 and January 3, 1998,
respectively, are included in property, plant and equipment in the accompanying consolidated balance sheets.

Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their net identifiable assets. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. The carrying value of goodwill, as well as the related amortization periods, is periodically evaluated to determine whether adjustments to the carrying value or related lives are required. This evaluation is based on MMI's projection of undiscounted cash flows of the acquired operations over the remaining amortization period. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related goodwill, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows.

Impairment of Long-Lived Assets

The carrying values of long-lived assets, principally identifiable intangibles, property, plant and equipment and any related goodwill, are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets are considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value.

Concentration of Credit Risk

Financial instruments that could potentially subject MMI to concentrations of credit risk are accounts receivable. MMI continuously evaluates the creditworthiness of its customers and generally does not require collateral. No customer accounted for 10% or more of consolidated revenues for fiscal years 1998, 1997 or 1996.

Fair Value of Financial Instruments

MMI considers the recorded value of its monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate their respective fair values at January 2, 1999 and January 3, 1998. The estimated fair value of MMI's long-term debt is approximately $129.6 million and $130.8 million at January 2, 1999 and January 3, 1998, respectively, based on the quoted market price.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Reclassifications

Certain reclassifications have been made to the 1996 and 1997 financial statements in order to conform to the 1998 presentation.

New Accounting Standards

As of January 4, 1998, MMI adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (Statement 130) and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131).

Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on MMI's consolidated net income or shareholder's equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect MMI's consolidated results of operations or financial position. See Note 12.

2. NONRECURRING EXPENSES - STOCK OPTIONS

Effective December 13, 1996 in connection with the Recapitalization, MMI incurred nonrecurring charges relating to Holding's stock options granted in previous years to certain employees and a supplier of MMI. The aggregate effect of these expenses was $3.1 million for fiscal year 1996.

Under Holding's 1988 Stock Option Plan, certain employees of MMI received noncompensatory stock options for shares of Holding common stock. The options expired generally 10 years from the date of grant. None of these options were exercised. Effective December 13, 1996, Holding amended the 1988 Stock Option Plan to convert the outstanding options for common stock into options for a total of 22,895 shares of Holding's junior series preferred stock. As a result of the amendment, which changed the underlying securities of the options and resulted in a new measurement date, MMI accrued $2.1 million in compensation expense in 1996. On April 16, 1997, MMI redeemed all of the outstanding options for Holding's junior series preferred stock held by employees for a total value of $2.2 million.

In 1989, in connection with issuing a senior subordinated secured note to a supplier, Holding granted the supplier stock options for shares of Holding common stock which were to expire December 31, 1996. None of these options were exercised. Effective December 13, 1996, Holding amended the supplier's option agreement in connection with the Recapitalization to

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

2. NONRECURRING EXPENSES - STOCK OPTIONS - (CONTINUED)

extend the expiration date of the options three years and to convert the options for common stock into options for 9,893 shares of Holding's junior series preferred stock. As a result, MMI accrued $964,000 in expense in 1996. On April 16, 1997, MMI redeemed all of the outstanding options held by this supplier for a total value of $998,000.

3. ACQUISITIONS OF BUSINESSES

During fiscal year 1998, MMI made the acquisitions set forth below, each of which has been accounted for under the purchase method of accounting. The accompanying consolidated financial statements include the operating results of each of the acquired businesses from the date of the acquisition.

In February, 1998, MMI acquired certain net assets of The Burke Group L.L.C. ("Burke"), a manufacturer of hardware devices and processor of chemicals used in the concrete construction industry with facilities in Converse, Texas and Long Beach, California. The purchase price was $20.6 million with assets acquired of $12.1 million and liabilities assumed of $3.4 million. The excess of the purchases price over the fair value of the net assets acquired was $11.9 million and is being amortized over 40 years. In September 1998, MMI sold the chemical processing business for approximately $3.6 million in cash, the book value of the net assets sold.

In March 1998, MMI acquired certain assets of a fence manufacturer and distributor for $2.1 million, of which $1.1 million was funded by the revolving credit facility and $1.0 million by a note payable to seller.

In October 1998, MMI acquired all of the issued and outstanding capital stock of Security Fence Supply Co., Inc. ("Security"), for cash of approximately $24.4 million. Immediately following the purchase, MMI sold the real property acquired to the former principals of Security for $3.6 million and leased it back for a term of five years at rates which approximate market. Security is a manufacturer of commercial and industrial fencing located in Bladensburg, Maryland. Assets acquired were $13.8 million and liabilities assumed were $4.1 million. The excess of the purchase price over the fair value of the net assets acquired was $11.1 million and is being amortized over 40 years.

The following table reports the unaudited pro forma consolidated results of operations as though Burke and Security had been acquired as of the beginning of fiscal year 1997:

(In Thousands)      Fiscal Years
                --------------------
                  1998        1997
                --------    --------
Net sales       $442,701    $404,274
Gross profit      72,653      64,410
Net income        11,582       8,663

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)


4. INVENTORIES

Inventories consisted of the following:

(In Thousands)        January 2, 1999  January 3, 1998
                      ---------------  ---------------
Raw materials            $17,024          $11,188
Work-in-process            1,150              255
Finished goods            44,173           37,495
                         -------          -------
                         $62,347          $48,938
                         =======          =======

MMI has a procurement agreement with a purchasing agent who brokers purchases of imported steel rod. The agreement requires MMI to purchase from the agent an average of 100,000 tons of steel rod annually through fiscal year 2001. During fiscal years 1998, 1997 and 1996, 46%, 65% and 63%, respectively, of MMI's steel rod purchases were from this supplier. At January 2, 1999, approximately $9.9 million of steel rod inventory owned by this agent had been consigned for MMI's use. Actual steel rod purchase commitments at January 2, 1999, for this supplier, and others was approximately $27 million.

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In Thousands)                        January 2, 1999  January 3, 1998   Estimated Lives
                                       -------------    -------------    -------------
Goodwill                               $      29,997    $       6,597    20 - 40 years
Customer lists and other                       2,451            1,760     3 - 20 years
                                       -------------    -------------
                                              32,448            8,357
Less accumulated amortization                  3,325            2,526
                                       -------------    -------------
Intangible assets, net                 $      29,123    $       5,831
                                       =============    =============

Intangible assets are amortized on a straight-line basis over their respective estimated lives (the period when benefits are expected to be derived). Total amortization expense for fiscal years 1998, 1997 and 1996 was $764,000, $354,000 and $451,000, respectively.


6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(In Thousands)                    January 2, 1999   January 3, 1998
                                  ---------------   ---------------
Accrued compensation                 $ 5,114          $ 3,472
Accrued insurance                      1,606            2,254
Accrued retirement benefits            1,356            1,553
Other accrued liabilities              3,099            2,746
                                     -------          -------
                                     $11,175          $10,025
                                     =======          =======

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

7.       LONG-TERM DEBT

Long-term debt, including capital lease obligations, consisted of the following:

(In Thousands)                                             January 2, 1999   January 3, 1998
                                                           ---------------   ---------------
Revolving credit facility                                    $ 35,422          $     --
11.25% Senior subordinated notes, due 2007,
   interest payable semi-annually in arrears on
   April 15 and October 15                                    120,000           120,000
Capital lease obligations                                       4,019             3,867
Other notes payable                                               996                --
                                                             --------          --------
                                                              160,437           123,867
Less current maturities                                         1,630             1,127
                                                             --------          --------
Long-term obligations                                        $158,807          $122,740
                                                             ========          ========

11.25% Senior Subordinated Notes

On April 16, 1997, MMI issued $120 million of senior subordinated notes due 2007. The net proceeds of $116.0 million, after fees and expenses, were used (i) to distribute $57.1 million to Holding for the redemption by Holding of certain of its equity interests, (ii) to repay the entire $10.0 million principal amount, plus accrued interest, on a senior subordinated secured note payable,
(iii) to repay MMI's remaining indebtedness under a term loan facility of $11.4 million and (iv) to reduce MMI's indebtedness under the revolving credit facility. The senior subordinated notes are general unsecured obligations of MMI and are subordinated to MMI's revolving credit facility.

On February 9, 1999, MMI issued in a private offering, $30 million of senior subordinated notes due 2007. This is a second series of the subordinated notes issued on April 16, 1997. The net proceeds were approximately $31.1 million, including original issuance premium after expenses.

Revolving Credit Facility

MMI's revolving credit facility provides for maximum borrowings of $48.5 million (due December 2001) with interest payable at the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent (the bank's base rate plus 0.25 percent or Eurodollar rate plus 2.0 percent at January 3, 1998). Approximately $33 million of MMI's outstanding borrowings at year end are subject to interest rate swap agreements maturing from February 24, 1999 through April 9, 1999. As of January 2, 1999, the average interest rate was 7.01 percent. MMI is required to pay a commitment fee of 1/2 of 1.0 percent of the unused portion of the credit facility on a monthly basis. The revolving credit facility is secured by all assets and stock of MMI and guaranteed by Holding. Borrowing availability under the revolving credit facility at January 2, 1999, after taking into account borrowing base restrictions and outstanding letters of credit, was $46.1 million. MMI had outstanding letters of credit (which cannot exceed $20 million) totaling $2.4 million and $1.1 million at January 2, 1999 and January 3, 1998, respectively.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

7. LONG-TERM DEBT - (CONTINUED)

The terms of the revolving credit facility contain, among other provisions, affirmative and negative covenants that require MMI to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers and sales of assets. MMI's distribution of dividends to Holding is not permitted under the revolving credit facility other than in limited circumstances as set forth in the loan agreement. The 1998 dividend to Holding was permitted under the terms of the revolving credit facility as it related to expenses paid on behalf of Holding in final settlement of the 1996 Recapitalization discussed in Note 1.

In fiscal 1998, MMI made capital expenditures in excess of the limits established in the revolving credit facility and did not satisfy certain reporting requirements to the lenders during fiscal 1998 and subsequent to year end. MMI has obtained waivers from the lenders for each of these items. In March 1999, the revolving credit facility was amended to modify certain reporting requirements through August 1999. MMI believes that it will be able to comply with the amended reporting requirements and other restrictive covenants in the revolving credit facility throughout its fiscal year 1999.

Scheduled maturities of long-term debt, including capital lease obligations, are as follows:

(In Thousands)                           Long-Term Debt    Capital Leases
                                         --------------    --------------
1999                                       $    332          $  1,551
2000                                            332             1,419
2001                                         35,754             1,001
2002                                             --               525
2003 and thereafter                         120,000                99
                                           --------          --------
                                            156,418             4,595
Less amount representing interest                --               576
                                           --------          --------
                                           $156,418          $  4,019
                                           ========          ========

On or prior to April 15, 2000, MMI may, at its option, redeem at any time or from time to time up to 35% of the aggregate original principal amount of the senior subordinated notes issued at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date, with the net cash proceeds of one or more public equity offerings; provided, however, that at least $78.0 million in aggregate principal amount of the senior subordinated notes remain outstanding following each such redemption and such redemption shall occur not later than 60 days after the date of the closing of any such public equity offering.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

8. LONG-TERM DEBT - (CONTINUED)

The senior subordinated notes will be redeemable at the option of MMI, in whole or in part, at any time on or after April 15, 2002 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year                                    Percentage
----                                    ----------
2002                                     105.625%
2003                                     103.750%
2004                                     101.875%
2005 and thereafter                      100.000%

8. OPERATING LEASES

MMI leases warehouse and office space and certain machinery and equipment under operating leases. Future minimum lease payments on noncancelable operating leases with remaining terms of one or more years consisted of the following at January 2, 1999 (in thousands):

1999                                    $ 3,607
2000                                      3,045
2001                                      2,049
2002                                      1,144
2003 and thereafter                       1,042
                                       --------
   Total                               $ 10,887
                                       ========

Total rental expense for fiscal years 1998, 1997 and 1996 was $5,103,000, $4,225,000 and $3,572,000, respectively.

9. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

401(k) Plan. MMI maintains the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan"). All Company employees are eligible to participate in the 401(k) Plan after one year of employment. Employees may elect to make pre-tax contributions up to the applicable statutory maximum limits to the 401(k) Plan. MMI makes matching contributions (subject to statutory limits) in an amount equal to 25% of the employee's contributions up to 2% of the employee's compensation. In addition, MMI may make additional contributions in such amounts as it may elect. Company contributions are vested over four years at a rate of 25% for each year of service.

Pension Plan. MMI maintains the MMI Products, Inc. Pension Plan (the "Pension Plan"), which is a money purchase defined contribution plan. Employees of MMI (other than employees covered by a collective bargaining agreement) generally are eligible to participate in the Pension Plan after one year of employment.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

9. EMPLOYEE BENEFIT PLANS - (CONTINUED)

MMI makes annual contributions to the Pension Plan for each eligible employee in accordance with a formula that is based on the participant's age and level of compensation. The Pension Plan provides for 100% vesting after five years of service.

MMI's contributions to the 401(k) Plan and the Pension Plan for fiscal years 1998, 1997 and 1996 were $1,385,000, $1,285,000 and $1,042,000, respectively.

Defined Benefit Plans

MMI maintains a retirement plan which covers certain employees under a collective bargaining agreement. Plan benefits are based primarily on years of service. It is the policy of MMI to fund this plan currently based upon actuarial determinations, and applicable tax regulations.

(In Thousands)                                               Fiscal Years
                                                      -----------------------
                                                       1998            1997
                                                      -------         -------
Reconciliation of benefit obligation
Obligation at beginning of year                       $ 2,142         $ 1,817
Service cost                                               65              61
Interest cost                                             157             133
Plan amendments                                             0             107
Actuarial loss                                            387             138
Benefit payments                                         (329)           (114)
Settlements                                              (189)              0
                                                      -------         -------
Obligation at end of year                               2,233           2,142
                                                      -------         -------
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year          1,437           1,178
Actual return on plan assets                              137             111
Employer contributions                                    407             311
Actuarial gain (loss)                                     286             (49)
Benefit payments                                         (329)           (114)
Settlements                                              (246)              0
                                                      -------         -------
Fair value of plan assets at end of year (1)            1,692           1,437
                                                      -------         -------
Funded status
Funded status at end of year                             (541)           (705)
Unrecognized prior-service cost                            96             107
Unrecognized loss                                         369             256
                                                      -------         -------
Net amount recognized                                 $   (76)        $  (342)
                                                      -------         -------

(1) Plan assets are comprised of various equity, debt and government securities.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

9. EMPLOYEE BENEFIT PLANS - (CONTINUED)

The following table provides the amounts recognized in the statement of financial position :

(In Thousands)                            January 2, 1999     January 3, 1998
                                          ---------------     ---------------
Accrued benefit liability                     $(541)             $(705)
Intangible asset                                 96                107
Accumulated other comprehensive income          369                256
                                              -----              -----
Net amount recognized                         $ (76)             $(342)
                                              =====              =====

The plan's accumulated benefit obligation was $2,233 and $2,142 for fiscal years 1998 and 1997, respectively.

(In Thousands)                                Fiscal Years
                                          -------------------
                                          1998          1997
                                          -----         -----
Service cost                              $  65         $  61
Interest cost                               157           133
Expected return on plan assets             (137)          (62)
Amortization of prior-service cost           11             0
Amortization of net (gain) loss               5           (49)
                                          -----         -----
Net periodic benefit cost                 $ 101         $  83
                                          =====         =====

The amount included within other comprehensive income arising from changes in the additional minimum pension liability was $70,000 and $151,000 for fiscal years 1998 and 1997, respectively.

The prior-service costs are amortized on a straight-line basis over the average remaining working lifetime of participants. Gains and losses in excess of 10% of the greater of benefit obligation and the market-related value of assets are amortized over the average remaining working lifetime of participants expected to receive benefits.

                                                            Fiscal Years
                                                     -----------------------
                                                      1998            1997
                                                     -------         -------
Weighted average assumptions:
  Discount rate                                         7.00%           7.50%
  Expected long-term rate of return on assets           8.50%           8.50%

MMI also contributes to certain multi-employer, defined benefit plans covering certain employees under other collective bargaining agreements. Total expenses for these plans were $280,000, $245,000 and $125,000 for fiscal years 1998, 1997 and 1996, respectively.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

9. EMPLOYEE BENEFIT PLANS - (CONTINUED)

Stock Options

On December 13, 1996, Holding issued noncompensatory options for 17,890 shares of Holding common stock to certain employees of MMI. These options, exercisable for $1 per share, the fair value of the common stock at the date of grant, vest over a four-year period and expire five years from the date of grant. On June 27, 1997, Holding issued noncompensatory options for 1,000 shares of Holding common stock to a director of MMI, such options having the identical terms as those issued to employees on December 13, 1996. During 1997, Holding issued 3,230 shares of common stock pursuant to exercises of stock options. In 1998, no options were issued or exercised.

Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. MMI uses the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for Holding's stock options granted to MMI's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

If the accounting provisions of SFAS 123 had been used in fiscal years 1996, 1997, and 1998, earnings would not have been materially different than reported. Further, based on current and anticipated use of stock options by Holding, it is not envisioned that the impact of the accounting provisions of SFAS 123 would be material in any future period.

10. INCOME TAXES

Significant components of the provision for income taxes are as follows:

(In Thousands)                        Fiscal Years
                         --------------------------------------
                          1998           1997            1996
                         -------        -------         -------
Current:
  Federal                $ 5,759        $ 1,871         $ 4,206
  State and local          1,245            404           1,109
                         -------        -------         -------
                           7,004          2,275           5,315
Deferred:
  Federal                    280          2,412            (845)
  State and local             60            474            (243)
                         -------        -------         -------
                             340          2,886          (1,088)
                         -------        -------         -------
Total                    $ 7,344        $ 5,161         $ 4,227
                         =======        =======         =======

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

10. INCOME TAXES - (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax liabilities increased $1,034,000 in fiscal year 1998 due to the Security Fence acquisition. As of December 30, 1995, MMI had a minimum tax credit carryforward of $1,031,000, which reduced 1996 federal regular income taxes.

Significant components of MMI's deferred tax liabilities and assets are as follows:

(In Thousands)                          January 2,1999   January 3,1998
                                        --------------   --------------
Deferred tax liabilities:
  Tax over book depreciation               $5,049          $4,259
  Trade receivables valuation                 837           1,116
  Other                                     2,107           1,285
                                           ------          ------
Total deferred tax liabilities              7,993           6,660
Deferred tax assets:
  Inventory valuation                         771             752
  Allowance for doubtful accounts             715             695
  Self-insurance accruals                     667             709
  Other                                       417             410
                                           ------          ------
Total deferred tax assets                   2,570           2,566
                                           ------          ------
     Net deferred tax liabilities          $5,423          $4,094
                                           ======          ======

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows for fiscal years 1998, 1997 and 1996:

(In Thousands)                                                             Fiscal Years
                                                              --------------------------------------
                                                               1998            1997            1996
                                                              ------          ------          ------
Tax at U.S. statutory rate                                    $6,396          $4,514          $3,697
State and local income taxes, net of federal benefit             844             572             512
Other, net                                                       104              75              18
                                                              ------          ------          ------
Total                                                         $7,344          $5,161          $4,227
                                                              ======          ======          ======

11. CONTINGENCIES

MMI is involved in a number of legal actions arising in the ordinary course of business. MMI believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)


12. SEGMENT REPORTING

MMI has five operating units that are aggregated into two reportable segments; Fence and Concrete Construction Products. The Fence Segment has three operating units that offer similar products and services. The Concrete Construction Products Segment has two operating units that offer complimentary products and services within the concrete construction industry.

Fence Segment. The Fence Segment manufactures chain link fence fabric, a full line of aluminum die cast and galvanized pressed steel fittings, ornamental iron products, PVC color coated wire and vinyl coated color pipe, tubing and fittings. In addition, the segment also distributes a variety of fence products including pipe, tubing, wood, vinyl, aluminum, and ornamental iron fence products, gates, hardware, and other related products. The fence products are used in a variety of residential and commercial applications.

Concrete Construction Products Segment. The Concrete Construction Products Segment manufactures wire mesh and a variety of concrete accessories. Concrete accessories include supports for steel reinforcing bars and wire mesh, form ties, basket assemblies, anchors and inserts. The concrete construction products are used in the construction of roads, bridges and other heavy construction projects including commercial buildings.


The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. MMI evaluates the performance of its operating segments based upon income before interest expense, income taxes, depreciation, amortization and nonrecurring items.

Summarized financial information concerning the reportable segments is shown in the following table. The Corporate column for earnings before interest and income taxes represents only amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

12. SEGMENT REPORTING - (CONTINUED)

(In Thousands)                                                        Fiscal Year 1998
                                             ---------------------------------------------------------------
                                              Fence            Concrete          Corporate            Total
                                                             Construction
                                             --------        ------------        ---------          --------
External sales                               $208,117          $210,238          $     --           $418,355
Earnings before interest and income
   taxes                                       14,043            22,315              (764)            35,594
Interest expense                                   --                --            17,320             17,320
Income taxes                                       --                --             7,344              7,344
Net income                                     14,043            22,315           (25,428)            10,930
Depreciation                                    2,919             3,504                --              6,423
EBITDA (1)                                     16,962            25,819                --             42,781
Segment Assets (2)                             89,304            92,700            38,222            220,226
Capital Expenditures                            1,606             8,325               295             10,226

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)


                                                                     Fiscal Year 1997
                                             ---------------------------------------------------------------
                                              Fence            Concrete          Corporate            Total
                                                             Construction
                                             --------        ------------        ---------          --------
External sales                               $177,640          $169,265          $     --           $346,905
Earnings before interest and income
   taxes                                       11,290            14,980              (354)            25,916
Interest expense                                   --                --            13,018             13,018
Income taxes                                       --                --             5,161              5,161
Net income                                     11,290            14,980           (18,533)             7,737
Depreciation                                    2,432             2,721                --              5,153
EBITDA (1)                                     13,722            17,701                --             31,423
Segment Assets (2)                             63,200            69,683            19,935            152,818
Capital Expenditures                            1,277             3,126               157              4,560

                                                                     Fiscal Year 1997
                                             ---------------------------------------------------------------
                                              Fence            Concrete          Corporate            Total
                                                             Construction
                                             --------        ------------        ---------          --------
External sales                               $164,971          $118,431          $     --           $283,402
Nonrecurring expenses (3)                          --                --             3,106              3,106
Earnings before interest and income
   taxes                                        9,261            12,289            (3,557)            17,993
Interest expense                                   --                --             7,429              7,429
Income taxes                                       --                --             4,227              4,227
Net income                                      9,261            12,289           (15,213)             6,337
Depreciation                                    2,180             1,817                --              3,997
EBITDA (1)                                     11,441            14,106                --             25,547
Segment Assets (2)                             57,734            63,658            13,871            135,263
Capital Expenditures                            1,295             1,839               411              3,545

(1) EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization, and certain nonrecurring expenses (see note (3) below). EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(2) Segment assets include substantially all accounts receivable, inventory and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

(3) Nonrecurring expense resulting from the modification of stock options granted in previous years as part of recapitalization of MMI and Holding.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands)                    1998 (by fiscal quarter)
                   -----------------------------------------------------
                      1              2              3              4
                   --------       --------       --------       --------
Net sales          $ 86,308       $116,181       $114,062       $101,804
Gross profit         12,041         18,829         19,233         17,291
Net income              389          3,897          4,236          2,408






                                1997 (by fiscal quarter)
                   -------------------------------------------------
                      1             2             3             4
                   -------       -------       -------       -------
Net sales          $69,587       $99,044       $94,698       $83,576
Gross profit         9,161        15,266        14,383        12,096
Net income             832         3,634         2,722           549

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding MMI's directors and executive officers, including their respective ages.

          Name                 Age                        Position
------------------------       ---      -------------------------------------------------------
Julius S. Burns                66       President and Chief Executive Officer; Director
Thomas F. McWilliams           56       Director
Carl L. Blonkvist              62       Director
Robert N. Tenczar              49       Vice President, Chief Financial Officer and Secretary
James M. McCall                56       Vice President - General Manager - Mesh
Davy J. Wilkes                 61       Vice President - General Manager - Concrete Accessories
Mike W. Weaver                 51       Vice President - General Manager - Fence

Julius S. Burns has been President and Chief Executive Officer and a director of MMI since February 1989. Prior to February 1989, Mr. Burns served as President and General Manager of Ivy Steel & Wire Company, Inc., a predecessor to MMI, for 13 years. Mr. Burns has 33 years of related industry experience.

Thomas F. McWilliams has been a director of MMI since 1992. Mr. McWilliams is Managing Director of CVC, a small business investment company, and has been affiliated with CVC since 1983. Mr. McWilliams is a member of CVC's three-person investment committee. Mr. McWilliams is a director of Chase Brass Industries, Inc., a metals processing company, Ergo Science Corporation, a pharmaceutical product development company and various other private companies.

Carl L. Blonkvist has been a director of MMI since April 1997. Mr. Blonkvist is Senior Vice President of Operations for the Brinkmann Corporation, and has been affiliated with the Brinkmann Corporation since June 1996. Mr. Blonkvist was Senior Vice President of Coca-Cola Foods from January 1994 to April 1996, and was a Senior Partner of Computer Science Corporation, a consulting firm, from 1991 to 1994. In 1984, Mr. Blonkvist formed Paragon Consulting Group, a consulting firm specializing in operations strategy, which was purchased by Computer Science Corporation in 1991.

Robert N. Tenczar has been Vice President, Chief Financial Officer and Secretary of MMI since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, Houston, Texas, his last assignment as Vice President Finance of its EnviroTech Controls division.

James M. McCall has been employed with MMI and its predecessors in various management positions of increasing responsibility since 1975, most recently as MMI's Vice President - General Manager - Mesh since 1989. Mr. McCall has 35 years of related industry experience.

Davy J. Wilkes has been employed by MMI and its predecessors since 1974, most recently as MMI's Vice President - General Manager - Concrete Accessories since November 1992. Mr. Wilkes has 39 years of related industry experience.

Mike W. Weaver has been employed by MMI and its predecessors since 1971, most recently as MMI's Vice President - General Manager - Fence since September 1998. Mr. Weaver has 28 years of related industry experience.

Each director holds office until the next annual meeting of stockholders of MMI or until their successor is duly elected and qualified. All officers are elected annually and serve at the direction of the Board of Directors. The bylaws of MMI provide for a three member Board of Directors. Directors of MMI are reimbursed for all expenses actually incurred for each Board meeting which they attend. One member of the Board of Directors receives a fee of $2,000 per meeting he attends. The other members of the Board of Directors do not receive a fee for any meetings they attend. The executive officers of MMI are elected by the Board of Directors to serve at the discretion of the Board.

Indemnification of Directors

MMI has entered into Indemnification Agreements with certain of its directors and executive officers pursuant to which it will indemnify such persons against expenses (including attorney's fees), judgments, fines and amounts paid in settlement incurred as a result of the fact that such person in his or her capacity as a director or officer, is made or threatened to be made a party to any suit or proceeding. Such persons will be indemnified to the fullest extent now or hereafter permitted by the General Corporation Law of the State of Delaware. The Indemnification Agreements also provide for the advancement of certain expenses to such directors and officers in connection with any such suit or proceeding.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for fiscal years 1998 and 1997 awarded to or earned by the chief executive officer of MMI and the four other most highly compensated executive officers of MMI whose salary and bonus exceeded $100,000 for services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE


                                                                        Annual Compensation (1)           All Other
Name and Principal Position                                             Salary           Bonus           Compensation
---------------------------                                           ----------       ----------       --------------
Julius S. Burns                                                1998   $  275,040       $1,230,726       $   28,399 (2)
 President and Chief Executive Officer; Director               1997      250,020          450,000           27,639 (3)
James M. McCall                                                1998      160,500           90,652           12,637 (4)
 Vice President - General Manager - Mesh                       1997      150,000           90,000           10,759 (4)
Robert N. Tenczar                                              1998      136,940           78,012            6,956 (5)
 Vice President, Chief Financial Officer and Secretary         1997      125,480           69,840            5,733 (5)
Davy J. Wilkes                                                 1998      132,850           77,652           16,378 (6)
 Vice President - General Manager - Concrete Accessories       1997      124,170           68,040           14,143 (6)
Mike W. Weaver                                                 1998      131,090           55,710            7,461 (7)
 Vice President - General Manager - Fence


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

(2) Represents annual contribution to the Pension Plan (as defined in Note 9).

(3) Represent a $1,344 annual contribution to the 401(k) Plan and a $26,295 annual contribution to the Pension Plan.

(4) Represents a $1,089 and $794 annual contribution to the 401(k) Plan and a $11,548 and $9,965 annual contribution to the Pension Plan, in 1998 and 1997, respectively.

(5) Represents a $1,029 and $763 annual contribution to the 401(k) Plan and a $5,927 and $4,970 annual contribution to the Pension Plan, in 1998 and 1997, respectively.

(6) Represents a $1,003 and $928 annual contribution to the 401(k) Plan and a $15,375 and $13,215 annual contribution to the Pension Plan, in 1998 and 1997, respectively.

(7) Represents a $842 annual contribution to the 401(k) Plan and a $6,619 annual contribution to the Pension Plan.

None of the executive officers named in the Summary Compensation table were granted options to purchase any capital stock of Holding during fiscal years 1998 or 1997.

MERCHANTS METALS HOLDING COMPANY 1988 STOCK OPTION PLAN

Certain eligible employees and non-employee directors of MMI and Holding may be granted options to purchase up to an aggregate of 30,000 Holding Class A Common Stock (as defined herein) pursuant to the Merchants Metals Holding Company 1988 Stock Option Plan (the "Holding Stock Option Plan"). The Holding Stock Option Plan is administered by the Administration Committee, the members of which are appointed by the Board of Directors of Holding.

Presently, the members of the Administration Committee consists of the current members of the Board of Directors of Holding (which are the same persons who constitute the Board of Directors of MMI).

The Administration Committee has the ability to determine, among other things, which individuals will be granted options under the Holding Stock Option Plan and such committee has the ability to determine the exercise price, term (up to ten years) and vesting schedule of the options granted under the Holding Stock Option Plan.

Any unexpired and unexercised options (or portion thereof) will be forfeited if an employee ceases to be in the employ of MMI by reason of disability or upon retirement, any unexercised options (or portions thereof) shall terminate on the date that is three months from the date of such employee's termination by reason of disability or retirement, as applicable (unless such option expires by its terms on an earlier date).

In the event an employee dies while in the employ of MMI, any options granted to such employee pursuant to the Holding Stock Option Plan will be exercisable during the three month period commencing on the date following the date of his death (unless it expires sooner under its terms). Such options will terminate at the end of such three month period to the extent such options were not exercised during such three month period.

As of January 2, 1999, there were outstanding options to purchase 15,660 shares of Holding Class A Common Stock at an exercise price of $1.00 per share.

401(k) PLAN

MMI maintains the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan"). All Company employees are eligible to participate in the 401(k) Plan after one year of employment. Employees may elect to make pre-tax contributions up to the applicable statutory maximum limits to the 401(k) Plan. MMI makes matching contributions (subject to statutory limits) in an amount equal to 25% of the employee's contributions up to 2% of the employee's compensation. In addition, MMI may make additional contributions in such amounts as it may elect. Company contributions are vested at a rate of 25% for each year of service.

PENSION PLAN

MMI maintains the MMI Products, Inc. Pension Plan (the "Pension Plan"), which is a money purchase defined contribution plan. Employees of MMI (other than employees covered by a collective bargaining agreement) generally are eligible to participate in the Pension Plan after one year of employment. MMI makes annual contributions to the Pension Plan for each eligible employee in accordance with a formula that is based on the participant's age and level of compensation. The Pension Plan provides for 100% vesting after five years of service.

EMPLOYMENT AGREEMENT

Julius S. Burns, MMI's President and Chief Executive Officer, has entered into an employment agreement with MMI that will expire (unless renewed) on December 31, 1999. The agreement provides for a base salary of $250,000 per year, which may be increased annually in the discretion of the Board of directors, and a discretionary annual bonus based on performance criteria established from time to time by the Board of Directors.

If Mr. Burns' employment is terminated as a result of his death or total disability, then Mr. Burns (or his estate in the event of his death) shall be entitled to receive Mr. Burns' base salary accrued through the date of termination of employment plus bonus payment prorated to the date of termination based on Mr. Burns' bonus for the previous year.

If Mr. Burns' employment is terminated by MMI for Cause (as defined therein), Mr. Burns will be entitled to receive only his base salary accrued through the date of termination of employment. If Mr. Burns' employment is terminated by MMI other than for Cause, Mr. Burns will be entitled to receive, as a lump sum payment, the amounts to which he (or his estate) would have been entitled in the event of his death or total disability, plus monthly severance equal to his base salary for the lesser of twelve months or the remaining term of the employment agreement.

If Mr. Burns' employment is terminated by MMI within one year following a "change of control," then, in addition to the compensation to which Mr. Burns would be entitled in the event of termination other than for Cause (and in lieu of any other bonus payment), Mr. Burns will be entitled to receive a bonus payment prorated for the lesser of twelve months or the remaining term of the Employment Agreement.

PUT AGREEMENT

Upon Julius S. Burn's death, any common units of MMI Products, L.L.C. (which owns approximately 98% of Holding) that Mr. Burns owns will automatically be exchanged for a like number of shares of Holding common stock. Mr. Burns has entered into the Amended and Restated Put Agreement (the "Burns Put Agreement") pursuant to which Mr. Burns' estate will have, upon satisfaction of certain conditions, the option during the ninety day period following his death to cause Holding (or its designee) to repurchase the number of shares of Holding common stock held by Mr. Burns at such time of his death as have a fair market value of up to $2.0 million (the "Put Right"). The Put Right may be exercised only if at the time of Mr. Burns' death: (a) Mr. Burns was an employee of Holding or any of its subsidiaries; (b) Mr. Burns had either (i) retired at or after age 67, (ii) voluntarily terminated his employment with Holding or any of its subsidiaries for Good Reason (as defined therein) within six months following a Change in Control (as defined therein), (iii) been terminated by Holding or any of its subsidiaries without Cause (as defined therein) or (iv) otherwise retired with the consent of the Board of Directors of Holding; or (c) Mr. Burns was no longer employed by Holding due to a disability recognized by the Board of Directors of Holding.

The purchase price to be paid by Holding upon the exercise of the Put Right shall be payable through the application of proceeds payable under certain life insurance contracts purchased by MMI (with a maximum aggregate premium of up to $100,000) to provide funds to pay the maximum purchase price of $2,000,000. The Burns Put Agreement will terminate on

December 31, 2000, unless earlier terminated in accordance with its terms. Holding, in its sole discretion, may elect to terminate the Burns Put Agreement, at any time prior to Mr. Burns' death, if Mr. Burns is in material default of his obligations under that certain Non-Competition Agreement dated as of December 31, 1994, between Mr. Burns and MMI.

NON-COMPETITION AGREEMENT

Julius S. Burns has entered into a Non-Competition Agreement with MMI under which he has agreed not to: (i) disclose, during or after the term of his employment, any of the Confidential Information (as defined therein) to any person or entity for any reason or purpose whatsoever, (ii) solicit or induce for a period of two years following termination any person employed by, or the agent of, MMI to terminate his contract of employment or agency with MMI and
(iii) compete with MMI in any business in which MMI is engaged in at the date of termination in any state in the United States of America in which MMI has made sales during the twelve months immediately preceding termination for a period of two years following termination. If Mr. Burns is terminated by the Board of Directors of MMI by written or oral notice, Mr. Burns' non-competition restriction will apply only for a period of one year, plus the number of months MMI elects to pay monthly severance payments to Mr. Burns after the expiration of such one year period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors of MMI is responsible for determining executive officer compensation. Julius S. Burns currently serves as both a director and the President and Chief Executive Officer of MMI.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MMI is a wholly owned subsidiary of Holding. Approximately 98% of the capital stock of Holding is owned by MMI Products, L.L.C. ("Parent"). No director or named executive officer owns shares of Holding capital stock. The following table and the accompanying footnotes set forth, as of January 2, 1999, the beneficial ownership of Parent's equity interests by (i) each person who is known to MMI to own beneficially more than 5% of either class of Parent's outstanding Common Units, (ii) each director and named executive officer, and
(iii) all directors and officers as a group. On all matters submitted to a vote of the members of Parent, holders of Parent Class A Common Units and Parent Class B Common Units (as defined herein) are entitled to cast, in the aggregate,
(i) 50.5% of the total number of votes and (ii) 49.5% of the total number of votes, respectively, entitled to be cast by holders of all of the Parent Common Units then outstanding.

                                              Number of               Percent of Class
                                            Common Units               of Common Units
                                       ----------------------       -------------------       Percent of Total
                                       Class A     Class B(1)       Class A      Class B      Voting Power (2)
                                       -------     ----------       -------      -------      ----------------
Julius S. Burns                         58,902          --             52.2%        --           26.3%
 c/o MMI Products, Inc.
 515 W. Greens Rd., Ste. 710
 Houston, Texas 77067

Thomas F. McWilliams                        --      17,014(3)          --            2.6%         1.3%
 c/o Citicorp Venture Capital Ltd.
 399 Park Avenue
 14th Floor, Zone 4
 New York, NY 10043

Robert N. Tenczar                        7,500          --              6.6%        --            3.4%
 c/o MMI Products, Inc.
 515 W. Greens Rd., Ste. 710
 Houston, Texas 77067

James M. McCall                         13,850          --             12.3%        --            6.2%
 c/o MMI Products, Inc.
 515 W. Greens Rd., Ste. 710
 Houston, Texas 77067

Davy J. Wilkes                          10,450          --              9.3%        --            4.7%
 c/o Meadow Steel Products
 5110 Santa Fe Road
 Tampa, Florida 33619

Citicorp Venture Capital Ltd.               --     497,473(4)          --           76.3%        37.8%
 399 Park Avenue
 14th Floor, Zone 4
 New York, NY 10043

CCT Partners III                            --      87,789(5)          --           13.5%         6.7%
 c/o Citicorp Venture Capital Ltd.
 399 Park Avenue
 14th Floor, Zone 4
 New York, NY 10043

William T. Comfort                          --      34,154             --            5.2%         2.6%
 c/o Citicorp Venture Capital Ltd.
 399 Park Avenue
 14th Floor, Zone 4
 New York, NY 10043

Michael W. Babcock                       7,520          --              6.7%        --            3.4%
 c/o Merchants Metals
 71347 CR 23
 New Paris, Indiana 46553

Michael Weaver                           9,160          --              8.1%        --            4.1%
 4901 Langley Road
 Houston, Texas 77093

All Directors and Executive
 Officers as a Group                    90,702      17,014             80.3%         2.6%        41.8%0

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Recapitalization

On December 13, 1996, MMI and Holding completed a recapitalization transaction (the "Recapitalization"). The purposes of the Recapitalization included (i) the cash-out of stockholders of Holding that were no longer actively associated with Holding's business, (ii) the retirement of high coupon (as compared to current market rates) debt and preferred stock and (iii) the issuance of new Holding Common Stock (or options to acquire new Holding Common Stock) to members of management who had not previously owned Holding Common Stock, at affordable prices and without a dilutive (both numerical and economic) impact on existing holders of Holding Common Stock.

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

In connection with the Recapitalization, and as result of a merger of a newly formed "shell" company into Holding (the "Recapitalization Merger"), all of the old Holding Common Stock was either paid out in cash (at $39.57 per share) or exchanged for new subordinated, non-convertible preferred stock with a redemption price equal to the value of the exchanged Holding Common Stock. In addition, certain investors and management of MMI purchased new shares of a new class of Holding Common Stock for $1.00 per share. Because all of the old Holding Common Stock was either cashed out or exchanged for new preferred stock with a redemption price equal to the pre-Recapitalization value of the old Holding Common Stock, the full common equity value of Holding before the Recapitalization bears no relationship to the common equity value of Holding after the Recapitalization. The value of the new class of Holding Common Stock issued in the Recapitalization equaled the cash proceeds received ($1.00 per share).

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

Pursuant to the Recapitalization, MMI repaid (i) approximately $192,000 of MMI's subordinated indebtedness (plus accrued but unpaid interest) held by Thomas F. McWilliams, a director of MMI, and (ii) approximately $14,250,000 of MMI's subordinated indebtedness (plus accrued but unpaid interest) held by CVC and an affiliate of CVC.

Also pursuant to the Recapitalization, as a result of the Recapitalization Merger, the capital stock of Holding outstanding prior to the Recapitalization Merger was converted into the right to receive cash.. As a result, (i) CVC became entitled to receive approximately $37,355,000, (ii) Thomas F. McWilliams became entitled to receive approximately $822,000, (iii) Julius S. Burns, MMI's President and Chief Executive Officer and a director of MMI, became entitled to receive approximately $1,749,000, (iv) James M. McCall and Davy J. Wilkes, who are executive officers of MMI, became entitled to receive approximately $485,000 and $373,000, respectively, and (v) Michael W. Babcock and Michael Weaver, each of whom owns in excess of 5% of the Holding Class A Common Stock, became entitled to receive approximately $182,000 and $63,000, respectively.

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

Redemption of Holding Preferred Stock and Repurchase of Stock Options

A portion of the proceeds of the $120 million senior subordinated notes issued on April 16, 1997 was used to distribute to Holding sufficient funds to permit Holding to redeem all of the outstanding Series A Junior Preferred Stock, par value $.01 per share, of Holding (the "Holding Series A Junior Preferred Stock") and the Series B Senior Preferred Stock, par value $.01 per share, of Holding (the "Holding Series B Senior Preferred Stock," together with the Holding Series A Junior Preferred Stock, the "Holding Preferred Stock"), and to repurchase certain options held by Mannesmann Pipe and Steel Corporation and members of MMI's management that were exercisable for shares of Holding Series A Junior Preferred Stock. The number of shares of Holding Series A Junior Preferred Stock for which such options were exercisable increased automatically as dividends accrued with respect to shares of outstanding Holding Series A Junior Preferred Stock. Upon completion of the senior subordinated notes offering, Thomas F. McWilliams, Julius S. Burns, James M. McCall, Davy J. Wilkes, CVC, CCT Partners III, William T. Comfort, Michael W. Babcock, and Michael Weaver received in the aggregate approximately $1,170,000, $2,281,000, $539,000, $411,000, $40,545,000,

$7,155,000, $1,287,000, $288,000 and $143,000, respectively, for their shares of
Holding Preferred Stock and their options.

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
              Included in Part II of this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets at fiscal year end 1998 and 1997

                  Consolidated Statements of Operations for fiscal years 1998, 1997 and 1996

                  Consolidated Statements of Changes in Stockholder's Equity for fiscal years 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for fiscal years 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

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

3. Exhibits

         3.1     Restated Certificate of Incorporation of MMI Products, Inc. (1)

         3.2     Amended and Restated By-laws of MMI Products, Inc. (1)

         4.1 Indenture dated as of April 16, 1997 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (1)

         10.1 Registration Rights Agreement dated as of April 16, 1997 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)

         10.2 Registration Rights Agreement dated as of February 12, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (2)

         10.3 Amended and Restated Loan and Security Agreement dated as of December 13, 1996 among MMI Products, Inc., Fleet Capital Corporation, as a lender and collateral agent, and Transamerica Business Credit Corporation, as amended. (1)

         10.4 Stockholders Agreement dated as of December 13, 1996 by and among Merchant Metals Holding Company and certain of its stockholders. (1)

         10.5 Employment Agreement dated as of December 31, 1994 by and among MMI Products, Inc. and Julius S. Burns, as amended. (1)

         10.6    MMI Products, Inc. Pension Plan, as amended. (1)

         10.7 Amended and Restated Put Agreement dated as of June 11, 1997, between Merchants Metals Holding Company and Julius S. Burns.
                 (1)

         10.8 Procurement Agreement dated as of December 13, 1996 between MMI Products, Inc. and Mannesmann Pipe & Steel Corporation, as amended. (1)

         10.9 The Merchants Metals Holding Company 1988 Stock Option Plan dated as of December 12, 1988, as amended. (1)

         10.10   The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)

         10.11 Non-Competition Agreement dated as of December 31, 1994 between MMI Products, Inc. and Julius S. Burns. (1)

         10.12 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Julius S. Burns. (1)

         10.13 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Carl L. Blonkvist. (1)

         10.14 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Thomas F. McWilliams. (1)

         10.15 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and James M. McCall. (1)

         10.16 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Davy J. Wilkes. (1)

         10.17 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Robert N. Tenczar. (1)

         10.18 Purchase Agreement dated as of April 11, 1997 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)

         10.19   Limited Liability Company Agreement of MMI Products, L.L.C. (1)

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

         10.21 Amended and Restated Repurchase Agreement dated as of June 12, 1997 between Merchants Metals Holding Company and Robert N. Tenczar. (1)

         10.22 Amended and Restated Repurchase Agreement dated as of June 12, 1997 between Merchants Metals Holding Company and James M. McCall. (1)

         10.23 Amended and Restated Repurchase Agreement dated as of June 12, 1997 between Merchants Metals Holding Company and Davy J. Wilkes. (1)

         10.24 Amended and Restated Repurchase Agreement dated as of June 12, 1997 between Merchants Metals Holding Company and William T. Stewart. (1)

         10.25 Amended and Restated Repurchase Agreement dated as of June 12, 1997 between Merchants Metals Holding Company and Michael W. Babcock. (1)

         10.26 Amended and Restated Repurchase Agreement dated as of June 12, 1997 between Merchants Metals Holding Company and Michael Weaver. (1)

         10.27 Asset Purchase Agreement by and between MMI Products, Inc. and Atlantic Steel Industries, Inc., dated as of June 10, 1996. (3)

         10.28 Asset Purchase Agreement by and between MMI Products, Inc. and The Burke Group, L.L.C., dated as of December 12, 1997. (3)

         21.1    None

         27      Financial Data Schedule (2)

         99.1 Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (2)

    (1) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-29141)

    (2)  Filed herewith

    (3) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1997.

(b) Reports on Form 8-K

    Current Report on Form 8-K/A dated October 6, 1998, with respect to the acquisition of Security Fence Supply Co., Inc.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MMI PRODUCTS, INC.

                                    By: /s/ ROBERT N. TENCZAR
                                       ------------------------------
                                    Robert N. Tenczar, Vice President
                                    and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 2, 1999         By:             *
                                ------------------------------------------------
                                    Julius S. Burns, President
                                    and Chief Executive Officer
                                    (principal executive officer)

Date:  April 2, 1999         By:    /s/ ROBERT N. TENCZAR
                                ------------------------------------------------
                                    Robert N. Tenczar, Vice President
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)

Date:  April 2, 1999         By:             *
                                ------------------------------------------------
                                    Thomas F. McWilliams, Director


Date:  April 2, 1999         By:             *
                                ------------------------------------------------
                                    Carl L. Blonkvist, Director



*        By: /s/ ROBERT N. TENCZAR
            ------------------------------
                 Robert N. Tenczar
                 Attorney-in-fact

SCHEDULE II

                               MMI PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at    Charged to                        Balance at
                                               Beginning     Costs and                         End of
                                               of Period     Expenses         Deductions       Period
                                               ---------     ----------       ----------       ----------
Fiscal Year Ended January 2, 1999:
   Allowance for Doubtful Accounts              $ 1,876      $   234          $   184(1)       $ 1,926
   Reserve for damaged and
     slow-moving inventory                          946          103(3)           415(2)           634

Fiscal Year Ended January 3, 1998:
   Allowance for Doubtful Accounts              $ 1,701      $    --          $  (175)(1)      $ 1,876
   Reserve for damaged and
     slow-moving inventory                        1,833         (620)(3)          267(2)           946

Fiscal Year Ended December 28, 1996:
   Allowance for Doubtful Accounts              $ 1,314      $   879          $   492(1)       $ 1,701
   Reserve for damaged and
     slow-moving inventory                          417        1,558              142(2)         1,833


(1)      Uncollectible accounts written off, net of recoveries.

(2)      Write off of inventory.

(3)      Reversal of reserves due to changes in estimates.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
         3.1     Restated Certificate of Incorporation of MMI Products, Inc. (1)

         3.2     Amended and Restated By-laws of MMI Products, Inc. (1)

         4.1     Indenture dated as of April 16, 1997 between MMI Products,
                 Inc. and U.S. Trust Company of Texas, N.A. (1)

         10.1    Registration Rights Agreement dated as of April 16, 1997 among
                 MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)

         10.2    Registration Rights Agreement dated as of February 12, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (2)

         10.3    Amended and Restated Loan and Security Agreement dated as of
                 December 13, 1996 among MMI Products, Inc., Fleet Capital
                 Corporation, as a lender and collateral agent, and Transamerica Business Credit Corporation, as amended. (1)

         10.4 Stockholders Agreement dated as of December 13, 1996 by and among Merchant Metals Holding Company and certain of its stockholders. (1)

         10.5 Employment Agreement dated as of December 31, 1994 by and among MMI Products, Inc. and Julius S. Burns, as amended. (1)

         10.6    MMI Products, Inc. Pension Plan, as amended. (1)

         10.7    Amended and Restated Put Agreement dated as of June 11, 1997, between Merchants Metals Holding Company and Julius S. Burns.
                 (1)

         10.8    Procurement Agreement dated as of December 13, 1996 between
                 MMI Products, Inc. and Mannesmann Pipe & Steel Corporation, as amended. (1)

         10.9 The Merchants Metals Holding Company 1988 Stock Option Plan dated as of December 12, 1988, as amended. (1)

         10.10   The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)

         10.11   Non-Competition Agreement dated as of December 31, 1994
                 between MMI Products, Inc. and Julius S. Burns. (1)

         10.12   Indemnification Agreement dated as of April 16, 1997 between
                 MMI Products, Inc. and Julius S. Burns. (1)

         10.13   Indemnification Agreement dated as of April 16, 1997 between
                 MMI Products, Inc. and Carl L. Blonkvist. (1)

         10.14   Indemnification Agreement dated as of April 16, 1997 between
                 MMI Products, Inc. and Thomas F. McWilliams. (1)

         10.15   Indemnification Agreement dated as of April 16, 1997 between
                 MMI Products, Inc. and James M. McCall. (1)

         10.16   Indemnification Agreement dated as of April 16, 1997 between
                 MMI Products, Inc. and Davy J. Wilkes. (1)

         10.17   Indemnification Agreement dated as of April 16, 1997 between
                 MMI Products, Inc. and Robert N. Tenczar. (1)

         10.18   Purchase Agreement dated as of April 11, 1997 among MMI
                 Products, Inc. and Bear, Stearns & Co. Inc. (1)

         10.19   Limited Liability Company Agreement of MMI Products, L.L.C. (1)

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

         10.21   Amended and Restated Repurchase Agreement dated as of June 12,
                 1997 between Merchants Metals Holding Company and Robert N.
                 Tenczar. (1)

         10.22   Amended and Restated Repurchase Agreement dated as of June 12,
                 1997 between Merchants Metals Holding Company and James M.
                 McCall. (1)

         10.23   Amended and Restated Repurchase Agreement dated as of June 12,
                 1997 between Merchants Metals Holding Company and Davy J.
                 Wilkes. (1)

         10.24   Amended and Restated Repurchase Agreement dated as of June 12,
                 1997 between Merchants Metals Holding Company and William T.
                 Stewart. (1)

         10.25   Amended and Restated Repurchase Agreement dated as of June 12,
                 1997 between Merchants Metals Holding Company and Michael W.
                 Babcock. (1)

         10.26   Amended and Restated Repurchase Agreement dated as of June 12,
                 1997 between Merchants Metals Holding Company and Michael
                 Weaver. (1)

         10.27   Asset Purchase Agreement by and between MMI Products, Inc. and
                 Atlantic Steel Industries, Inc., dated as of June 10, 1996. (3)

         10.28   Asset Purchase Agreement by and between MMI Products, Inc. and
                 The Burke Group, L.L.C., dated as of December 12, 1997. (3)

         21.1    None

         27      Financial Data Schedule (2)

         99.1    Purchase Agreement dated as of February 9, 1999 among MMI
                 Products, Inc. and Bear, Stearns & Co. Inc. (2)

    (1) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-29141)

    (2)  Filed Herewith

    (3) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1997.