Form 10-Q
period 1999-04-03
MMI PRODUCTS INC
filed 1999-05-18
CIK 1040736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarterly Period Ended April 3, 1999


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


       There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 17, 1999, all of which are held by Merchants Metals Holding Company.

                               MMI PRODUCTS, INC.
                                     INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.           CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

   Item 1.        Consolidated Financial Statements and Notes                                       3

   Item 2.        Management's Discussion and Analysis of Consolidated Financial
                  Condition and Results of Operations                                               9

   Item 3.        Quantitative and Qualitative Disclosures About Market Risk                       12


PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                13

   Item 6.        Exhibits and Reports on Form 8-K                                                 13

                               MMI PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                   April 3,
                                                                                     1999           January 2,
                                                                                  (Unaudited)          1999
                                                                                   ---------         ---------

                                ASSETS
 Current assets:
   Cash and cash equivalents                                                       $   9,228         $   1,979
   Accounts receivable, net of allowance for doubtful accounts of
     $2,180 and $1,926, respectively                                                  63,591            58,633
   Inventories                                                                        65,556            62,347
   Deferred income taxes                                                               2,213             1,495
   Prepaid expenses                                                                    1,245             1,443
                                                                                   ---------         ---------
                Total current assets                                                 141,833           125,897
 Property, plant and equipment
   Land                                                                                4,814             4,814
   Buildings and improvements                                                         17,941            17,890
   Machinery and equipment                                                            71,907            69,669
                                                                                   ---------         ---------
                                                                                      94,662            92,373
   Less accumulated depreciation                                                      32,982            31,456
                                                                                   ---------         ---------
                Property, plant and equipment, net                                    61,680            60,917
 Intangible assets                                                                    28,887            29,123
 Deferred charges and other assets                                                     5,044             4,289
                                                                                   ---------         ---------
                Total assets                                                       $ 237,444         $ 220,226
                                                                                   =========         =========

                 LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                                $  43,498         $  50,328
   Accrued interest                                                                    7,024             3,238
   Accrued liabilities                                                                11,572            11,175
   Income taxes payable                                                                1,918               672
   Current maturities of long-term obligations                                         1,206             1,630
                                                                                   ---------         ---------
                Total current liabilities                                             65,218            67,043
 Long-term obligations                                                               175,338           158,807
 Deferred income taxes and other long-term liabilities                                 7,528             7,383

 Commitments and contingencies

 Stockholder's deficit:
   Common stock, $1 par value; 500,000 shares authorized;
     252,000 shares issued and outstanding                                               252               252
   Additional paid-in capital                                                         13,009            13,009
   Accumulated other comprehensive income, net of tax of $148                           (221)             (221)
   Retained deficit                                                                  (23,680)          (26,047)
                                                                                   ---------         ---------
                Total stockholder's deficit                                          (10,640)          (13,007)
                                                                                   ---------         ---------
                Total liabilities and stockholder's deficit                        $ 237,444         $ 220,226
                                                                                   =========         =========

        The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                        Three Months Ended
                                                     ------------------------
                                                     April 3,        April 4,
                                                       1999            1998
                                                     --------        --------

 Net sales                                           $102,942        $ 86,308
 Cost of sales                                         84,928          74,267
                                                     --------        --------
     Gross profit                                      18,014          12,041
 Selling, general and administrative expenses           9,145           7,330
 Other (income) expense, net                              147             (55)
                                                     --------        --------
 Income before interest and income taxes                8,722           4,766
 Interest expense                                       4,708           4,112
                                                     --------        --------
 Income before income taxes                             4,014             654
 Provision for income taxes                             1,647             265
                                                     --------        --------
                Net income                           $  2,367        $    389
                                                     ========        ========


        The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                             Three Months Ended
                                                                          -------------------------
                                                                          April 3,         April 4,
                                                                            1999             1998
                                                                          --------         --------

 Net income                                                               $  2,367         $    389
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                             2,036            1,583
   Deferred income taxes                                                      (573)             132
   Other                                                                       269               58
 Changes in operating assets and liabilities:
   Increase in operating assets and liabilities                             (9,752)          (8,509)
   Other                                                                       209               84
                                                                          --------         --------
 Cash used in operating activities                                          (5,444)          (6,263)
 Investing activities:
   Capital expenditures                                                     (2,331)            (954)
   Acquisitions                                                                 --          (23,154)
   Other                                                                       (31)              20
                                                                          --------         --------
 Cash used in investing activities                                          (2,362)         (24,088)
 Financing activities:
   Proceeds from issuance of senior subordinated notes                      32,137               --
   Proceeds from (payment of) revolving credit facility, net               (15,421)          29,619
   Debt offering costs                                                        (882)              --
   Payment of capital leases                                                  (447)            (351)
   Payment of other long-term debt                                            (332)              --
                                                                          --------         --------
 Cash provided by financing activities                                      15,055           29,268
                                                                          --------         --------
 Net change is cash and cash equivalents                                     7,249           (1,083)
 Cash and cash equivalents, beginning of period                              1,979            3,509
                                                                          --------         --------
 Cash and cash equivalents, end of period                                 $  9,228         $  2,426
                                                                          ========         ========


        The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly-owned subsidiary, Security Fence Supply Co. Inc. (collectively the "Company"). MMI Products, Inc., is a wholly-owned subsidiary of Merchants Metals Holding Company (Holding) which is substantially wholly-owned by MMI Products, L.L.C. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the year ended January 2, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 1999.

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the consolidated financial position of the Company as of April 3, 1999 and the consolidated results of its operations and its cash flows for the respective periods ended April 3, 1999 and April 4, 1998. Interim results for the three months ended April 3, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending January 1, 2000.

     Effective January 3, 1999 the Company has adopted the following new accounting standards:

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. Prior to the adoption of SOP 98-1, the Company expensed internal-use software related costs as incurred. The adoption of this statement did not have a material impact on the consolidated results of operations or financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. This accounting treatment is consistent with the Company's previous policy, therefore the adoption of this statement had no impact on the consolidated results of operations or financial position.

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


2.       INVENTORIES

     Inventories consisted of the following:

                       April 3, 1999
                        (Unaudited)  January 2, 1999
                        -----------  ---------------
                             (In Thousands)

   Raw materials          $16,836        $17,024
   Work-in-process          1,535          1,150
   Finished goods          47,185         44,173
                          -------        -------
                          $65,556        $62,347
                          =======        =======


3.       LONG-TERM OBLIGATIONS

     On February 12, 1999, the Company issued $30 million of 11.25% senior subordinated notes due 2007 in a private offering. The net proceeds of approximately $31.2 million including original issuance premium, after fees and expenses, were used to reduce its borrowings under the revolving credit facility.

     On April 30, 1999, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission to exchange the $30 million Senior Subordinated Notes issued on February 12, 1999 for Registered Senior Subordinated Notes. These notes have the same form and terms as the February 12, 1999 notes and the $120 million Registered Senior Subordinated Notes issued on April 16, 1997.


4.       SEGMENT REPORTING

     MMI has five operating units that are aggregated into two reportable segments; Fence and Concrete Construction Products. The Fence Segment has three operating units that offer similar products and services. The Concrete Construction Products Segment has two operating units that offer complimentary products and services within the concrete construction industry.

     Summarized financial information concerning the reportable segments is shown in the following table. The Corporate column for earnings before interest and income taxes represents amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

4.       SEGMENT REPORTING (CONTINUED)


                                                             Three months ended April 3, 1999
                                                 ----------------------------------------------------------
                                                                  Concrete
                                                   Fence        Construction
                                                  Products        Products        Corporate         Total
                                                  --------        --------        ---------        --------

 External sales                                   $ 53,014        $ 49,928        $     --         $102,942
 Earnings before interest and income taxes           2,405           6,593            (276)           8,722
 Interest expense                                       --              --           4,708            4,708
 Income taxes                                           --              --           1,647            1,647
 Net income                                          2,405           6,593          (6,631)           2,367
 Depreciation                                          799             961              --            1,760
 EBITDA (1)                                          3,204           7,554              --           10,758
 Segment Assets (2)                                 92,207          99,953          45,284          237,444

                                                              Three months ended April 4, 1998
                                                  ---------------------------------------------------------
                                                                  Concrete
                                                   Fence        Construction
                                                  Products        Products        Corporate         Total
                                                  --------        --------        ---------        --------

 External sales                                   $ 38,917        $ 47,391        $     --         $ 86,308
 Earnings before interest and income taxes           1,170           3,717            (121)           4,766
 Interest expense                                       --              --           4,112            4,112
 Income taxes                                           --              --             265              265
 Net income                                          1,170           3,717          (4,498)             389
 Depreciation                                          669             744              --            1,413
 EBITDA (1)                                          1,839           4,461              --            6,300
 Segment Assets (2)                                 73,656          95,012          31,024          199,692

         (1) EBITDA is defined as the sum of income before interest expense, income taxes, depreciation, and amortization. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a Company's profitability or liquidity.

         (2) Segment assets include accounts receivable, inventory and property, plant and equipment. Corporate assets include all other components of total consolidated assets.


5.       COMMITMENTS AND CONTINGENCIES

     The Company is involved in a number of legal actions arising in the ordinary course of business. The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its consolidated financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS - SELECTED DATA
                                 (In Thousands)

                                                                          Three Months Ended
                                                            ------------------------------------------------
                                                             April 3,                              April 4,
                                                               1999              Change              1998
                                                            ----------         ----------         ----------

 Fence Products                                             $   53,014         $   14,097         $   38,917
   Percentage of net sales                                        51.5%               6.4%              45.1%
 Concrete Construction Products                             $   49,928         $    2,537         $   47,391
   Percentage of net sales                                        48.5%              (6.4%)             54.9%
 Net Sales                                                  $  102,942         $   16,634         $   86,308

 Gross profit                                               $   18,014         $    5,973         $   12,041
   Percentage of net sales                                        17.5%               3.5%              14.0%
 Selling, general, administrative and other expenses        $    9,292         $    2,017         $    7,275
   Percentage of net sales                                         9.0%               0.6%               8.4%
 Income before interest and income taxes                    $    8,722         $    3,956         $    4,766
   Percentage of net sales                                         8.5%               2.9%               5.6%

 Interest expense                                           $    4,708         $      596         $    4,112
   Percentage of net sales                                         4.6%              (0.2%)              4.8%
 Effective income tax rate                                        41.0%               0.5%              40.5%
 Net income                                                 $    2,367         $    1,978         $      389
   Percentage of net sales                                         2.3%               1.8%               0.5%

     Net sales for the three months ended April 3, 1999 increased $16.6 million or 19.3% to $102.9 million from $86.3 million for the same period of the prior fiscal year. The fence products segment contributed $14.1 million of the total net sales increase, of which $7.7 million was attributable to the acquisition of Security Fence and Supply Company, Inc. ("Security Fence") in October 1998. The fence segment also benefited from mild weather and continued growth from the expansion of its distribution network by five locations during the fourth quarter of 1997 and first quarter of 1998. The concrete construction products segment contributed $2.5 million of the total net sales increase, of which $2.2 million is from the concrete accessory product line, which contributed a full three months of activity in 1999 of the operations acquired from The Burke Group L.L.C. ("Burke Group") in February 1998.

     Gross profit for the first quarter as a percentage of sales increased from 14.0% in 1998 to 17.5% in 1999 due primarily to the decrease of raw material costs for both segments, with emphasis on the wire mesh product line due to its high volume of raw material usage. In addition, both the fence and concrete accessory product lines have benefited from a change in product mix to higher margin products, as a result of the Security Fence and Burke Group acquisitions.

     Selling, general, administrative and other expenses as a percentage of net sales increased 0.6% for the three months ended April 3, 1999 from the corresponding period of the prior fiscal year due primarily to increased amortization of intangibles resulting from 1998 business acquisitions, other non-operating charges at a manufacturing facility, and somewhat higher levels of bad debt expense.

     Interest expense increased $0.6 million to $4.7 million for the three months ended April 3, 1999 from $4.1 million for the corresponding period of the prior fiscal year. The increases were principally due to higher levels of invested capital as a result of the Company's business acquisitions in February 1998 and October 1998 and higher interest rates as a result of the issuance of the $30 million 11.25% Senior Subordinated Notes in February 1999.

     Net income for the three months ended April 3, 1999 was $2.4 million compared to net income of $389,000 for the corresponding period of the prior fiscal year. The increase was primarily a result of the factors discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

     Cash Flows. For the three months ended April 3, 1999, operating activities used net cash of approximately $5.4 million. Seasonal increases in net operating assets and liabilities of $9.8 million offset operating cash flow of $4.1 million provided by net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the increase in other long-term assets. Investing activities utilized approximately $2.4 million of cash, principally consisting of capital expenditures for expansion, improvement and replacement of property, plant, and equipment. Financing activities provided approximately $15.1 million of cash, primarily from the issuance of the $30 million Senior Subordinated Notes.

     EBITDA is a widely accepted financial indicator of a Company's ability to service and incur debt. The Company's EBITDA for the first three months of fiscal year 1999 and 1998 was $10.8 million and $6.3 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a Company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

     The Company has signed a letter of intent for the purchase of assets associated with a fence manufacturing facility and four distribution facilities for approximately $13 million. The transaction will be funded by the Company's revolving credit facility and is expected to close in the second quarter of 1999.

     The Company expects that cash flows from operations and the borrowing availability under its bank line of credit, which includes a revolving credit facility and a term facility, will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, existing debt service, and business acquisition strategy over the near term.

SEASONALITY

     The Company's products are used in the commercial, infrastructure, and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on the Company's sales and profitability. The highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the Company's second and third quarters and will be lower in the first and fourth quarters.


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

     Third Party Relationships. MMI does not expect any significant disruption on operations in the event that any of its suppliers or customers fail to achieve Year 2000 compliance.

     Contingency Plans. Programming changes of internally developed systems may require a reduction in the scope of modifications and/or enlistment of third party resources if the scheduled completion date appeared to be in jeopardy. Specific contingency plans have been identified for all of the outstanding projects.

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

     Costs. MMI's significant growth in recent years required system software and hardware upgrades and improvements that were planned for and initiated in 1996. Because the costs of software and hardware upgrades were already being incurred, and planned modification of internal systems is primarily for improvement and increased capacity, the actual cost for Year 2000 specific upgrades and modifications is not expected to exceed $100,000 and will be expensed as incurred. In fiscal year 1999, the Company expects to incur approximately $240,000 to complete these projects, including Year 2000 specific modifications.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MMI is subject to market risk exposure related to changes in interest rates on it's revolving credit facility and it's senior subordinated notes. Borrowings under the credit facility bear interest, at the option of MMI, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent. MMI is exposed to changes in the fair value of it's $150 million 11.25% fixed rate senior subordinated notes. Although the fair value of these notes has not fluctuated much, the variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the senior subordinated notes.

     MMI has exposure to price fluctuations associated with steel rod, its primary raw material. MMI negotiates purchase commitments from one to nine months in advance to limit its exposure to price fluctuation and ensure availability of the materials. Approximately 50% of steel rod is purchased from foreign sources.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The information set forth in Note 4 in the Notes to the Financial Statements in Part I of this report is incorporated by reference thereto.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit 27                Financial Data Schedule

B. Reports on Form 8-K       A Form 8-K was filed with the Commission on
                             February 9, 1999. The Form 8-K reported the private offering of $30 million 11.25% Senior Subordinated
                             Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date: May 18, 1999                     By: /s/Robert N. Tenczar
                                           -------------------------------------
                                           Robert N. Tenczar, Vice President
                                           and Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit
Number                   Description
------                   -----------

  27                     Financial Data Schedule