Form 10-Q
period 1999-07-03
MMI PRODUCTS INC
filed 1999-08-17
CIK 1040736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarterly Period Ended July 3, 1999


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


              There were 252,000 shares of the Registrant's Class
                 A Common Stock outstanding as of the close of business on August 16, 1999, all of which are held by Merchants Metals Holding Company.

                               MMI PRODUCTS, INC.
                                     INDEX

                                                                                                     Page
PART I.           CONSOLIDATED FINANCIAL STATEMENTS AND NOTES                                       Number
                                                                                                    ------

Item 1.           Consolidated Financial Statements and Notes                                           3

Item 2.           Management's Discussion and Analysis of Consolidated Financial
                     Condition and Results of Operations                                               10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                           13


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                     14

                               MMI PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                   July 3,
                                                                                    1999            January 2,
                                                                                 (Unaudited)           1999
                                                                                 -----------        ----------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                       $    3,326        $    1,979
  Accounts receivable, net of allowance for doubtful accounts of
    $2,354 and $1,926, respectively                                                   78,310            58,633
  Inventories                                                                         67,727            62,347
  Deferred income taxes                                                                1,980             1,495
  Prepaid expenses                                                                     1,238             1,443
                                                                                  ----------        ----------
               Total current assets                                                  152,581           125,897
Property, plant and equipment
  Land                                                                                 5,509             4,814
  Buildings and improvements                                                          21,260            21,129
  Machinery and equipment                                                             69,052            63,171
  Rental equipment                                                                     4,022             3,259
                                                                                  ----------        ----------
                                                                                      99,843            92,373
  Less accumulated depreciation                                                       34,759            31,456
                                                                                  ----------        ----------
               Property, plant and equipment, net                                     65,084            60,917
Intangible assets                                                                     31,558            29,123
Deferred charges and other assets                                                      5,057             4,289
                                                                                  ----------        ----------
               Total assets                                                       $  254,280        $  220,226
                                                                                  ==========        ==========

                LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable                                                                $   49,375        $   50,328
  Accrued interest                                                                     3,722             3,238
  Accrued liabilities                                                                 12,610            11,175
  Income taxes payable                                                                 2,683               672
  Current maturities of long-term obligations                                          1,730             1,630
                                                                                  ----------        ----------
               Total current liabilities                                              70,120            67,043
Long-term obligations                                                                179,218           158,807
Deferred income taxes and other long-term liabilities                                  7,680             7,383

Commitments and contingencies

Stockholder's deficit:
  Common stock, $1 par value; 500,000 shares authorized;
    252,000 shares issued and outstanding                                                252               252
  Additional paid-in capital                                                          13,009            13,009
  Accumulated other comprehensive income, net of tax of $148                            (221)             (221)
  Retained deficit                                                                   (15,778)          (26,047)
                                                                                  ----------        ----------
               Total stockholder's deficit                                            (2,738)          (13,007)
                                                                                  ----------        ----------
               Total liabilities and stockholder's deficit                        $  254,280        $  220,226
                                                                                  ==========        ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                             Three Months Ended               Six Months Ended
                                                          ------------------------        ------------------------
                                                           July 3,         July 4,         July 3,         July 4,
                                                            1999            1998            1999            1998
                                                          --------        --------        --------        --------

Net sales                                                 $136,198        $116,181        $239,140        $202,489
Cost of sales                                              108,706          97,352         193,634         171,619
                                                          --------        --------        --------        --------
    Gross profit                                            27,492          18,829          45,506          30,870
Selling, general and administrative expenses                 9,104           7,767          18,249          15,097
Other expense, net                                             111             117             258              62
                                                          --------        --------        --------        --------
Income before interest and income taxes                     18,277          10,945          26,999          15,711
Interest expense                                             4,886           4,456           9,594           8,568
                                                          --------        --------        --------        --------
Income before income taxes                                  13,391           6,489          17,405           7,143
Provision for income taxes                                   5,489           2,592           7,136           2,857
                                                          --------        --------        --------        --------
               Net income                                 $  7,902        $  3,897        $ 10,269        $  4,286
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

                               MMI PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                  Six Months Ended
                                                                            -----------------------------
                                                                              July 3,            July 4,
                                                                               1999               1998
                                                                            ----------         ----------

Net income                                                                  $   10,269         $    4,286
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                  4,293              3,270
  Deferred income taxes                                                           (216)               547
  Other                                                                            329                244
Changes in operating assets and liabilities:
  Increase in operating assets and liabilities                                 (14,674)           (13,843)
  Other                                                                            303                138
                                                                            ----------         ----------
Cash provided by (used in) operating activities                                    304             (5,358)
Investing activities:
  Capital expenditures                                                          (4,375)            (5,695)
  Acquisitions                                                                 (13,236)           (22,691)
  Other                                                                             68                 33
                                                                            ----------         ----------
Cash used in investing activities                                              (17,543)           (28,353)
Financing activities:
  Proceeds from issuance of senior subordinated notes                           32,137               --
  Proceeds from (payment of) revolving credit facility, net                    (11,126)            33,578
  Debt offering costs                                                           (1,065)              --
  Payment of capital leases                                                       (926)              (727)
  Payment of other long-term debt                                                 (434)              --
                                                                            ----------         ----------
Cash provided by financing activities                                           18,586             32,851
                                                                            ----------         ----------
Net change is cash and cash equivalents                                          1,347               (860)
Cash and cash equivalents, beginning of period                                   1,979              3,509
                                                                            ----------         ----------
Cash and cash equivalents, end of period                                    $    3,326         $    2,649
                                                                            ==========         ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly-owned subsidiary, Security Fence Supply Co. Inc. (collectively "MMI"). MMI Products, Inc., is a wholly-owned subsidiary of Merchants Metals Holding Company (Holding) which is substantially wholly-owned by MMI Products, L.L.C. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the year ended January 2, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 1999.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the consolidated financial position of the Company as of July 3, 1999 and the consolidated results of its operations and its cash flows for the respective periods ended July 3, 1999 and July 4, 1998. Interim results for the six months ended July 3, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending January 1, 2000.

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

Certain reclassifications have been made to the financial statements in order to conform to the current presentation.

2.       ACQUISITIONS

On June 7, 1999, MMI purchased certain assets of the wholesale fence division of National Wholesale Fence Supply, Inc. ("National Wholesale") for cash of approximately $13.2 million, which was funded by the revolving credit facility. The operations acquired include the manufacture of ornamental iron fence products in San Fernando, California and distribution of fence products in

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

2.       ACQUISITIONS (CONTINUED)

four California locations. MMI entered into subleases for the ornamental iron fence manufacturing plant and the distribution locations. The acquisition has been accounted for as a purchase. The excess of the purchase price over the preliminary estimate of the fair value of the assets acquired of $2.9 million is being amortized over 20 years. The consolidated financial statements include the results of the former National Wholesale operations from the date of the acquisition.

3.       INVENTORIES

Inventories consisted of the following:

                                              July 3, 1999
                                               (Unaudited)     January 2, 1999
                                              ------------     ---------------
                                                      (In Thousands)

Raw materials                                   $   15,042        $   17,024
Work-in-process                                        438             1,150
Finished goods                                      52,247            44,173
                                                ==========        ==========
                                                $   67,727        $   62,347
                                                ==========        ==========

4.       LONG-TERM OBLIGATIONS

On February 12, 1999, MMI issued $30 million of 11.25% senior subordinated notes due 2007 in a private offering. The net proceeds of approximately $31.1 million including original issuance premium, after fees and expenses, were used to reduce its borrowings under the revolving credit facility.

On April 30, 1999, MMI exchanged the $30 million Senior Subordinated Notes issued on February 12, 1999 for Registered Senior Subordinated Notes. These notes have the same form and terms as the February 12, 1999 notes and the $120 million Registered Senior Subordinated Notes issued on April 16, 1997.

5.       SEGMENT REPORTING

MMI has five operating units that are aggregated into two reportable segments; Fence and Concrete Construction Products. The Fence Segment has three operating units that offer similar products and services. The Concrete Construction Products Segment has two operating units that offer complimentary products and services within the concrete construction industry.

Summarized financial information concerning the reportable segments is shown in the following table. The Corporate column for earnings before interest and income taxes represents amortization of intangibles. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

                               MMI PRODUCTS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

5.       SEGMENT REPORTING (CONTINUED)


                                                                 Three months ended July 3, 1999
                                                      -----------------------------------------------------
                                                                    Concrete
                                                       Fence      Construction
                                                      Products      Products      Corporate        Total
                                                      ----------  ------------    ----------     ----------

External sales                                        $   78,756    $   57,442    $     --       $  136,198
Earnings before interest and income taxes                  7,762        10,804          (289)        18,277
Interest expense                                            --            --           4,886          4,886
Income taxes                                                --            --           5,489          5,489
Net income                                                 7,762        10,804       (10,664)         7,902
Depreciation and amortization                                865         1,103           289          2,257
EBITDA (1)                                                 8,627        11,907          --           20,534


                                                                 Three months ended July 4, 1998
                                                      -----------------------------------------------------
                                                                    Concrete
                                                       Fence      Construction
                                                      Products      Products      Corporate        Total
                                                      ----------  ------------    ----------     ----------

External sales                                        $   59,365    $   56,816    $     --       $  116,181
Earnings before interest and income taxes                  5,435         5,690          (180)        10,945
Interest expense                                            --            --           4,456          4,456
Income taxes                                                --            --           2,592          2,592
Net income                                                 5,435         5,690        (7,228)         3,897
Depreciation and amortization                                705           851           180          1,736
EBITDA (1)                                                 6,140         6,541          --           12,681


                                                                   Six months ended July 3, 1999
                                                      -----------------------------------------------------
                                                                    Concrete
                                                       Fence      Construction
                                                      Products      Products      Corporate        Total
                                                      ----------  ------------    ----------     ----------

External sales                                        $  131,770    $  107,370    $     --       $  239,140
Earnings before interest and income taxes                 10,167        17,397          (565)        26,999
Interest expense                                            --            --           9,594          9,594
Income taxes                                                --            --           7,136          7,136
Net income                                                10,167        17,397       (17,295)        10,269
Depreciation and amortization                              1,664         2,064           565          4,293
EBITDA (1)                                                11,831        19,461          --           31,292
Segment Assets (2)                                       114,056        97,980        42,244        254,280

                               MMI PRODUCTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

5.       SEGMENT REPORTING (CONTINUED)


                                                       Six months ended July 4, 1998
                                            --------------------------------------------------
                                                          Concrete
                                              Fence     Construction
                                             Products     Products     Corporate      Total
                                            ----------  ------------- ----------    ----------

External sales                              $   98,282   $  104,207   $       --    $  202,489
Earnings before interest and income taxes        6,605        9,407         (301)       15,711
Interest expense                                    --           --        8,568         8,568
Income taxes                                        --           --        2,857         2,857
Net income                                       6,605        9,407      (11,726)        4,286
Depreciation and amortization                    1,374        1,595          301         3,270
EBITDA (1)                                       7,979       11,002           --        18,981
Segment Assets (2)                              79,634       98,552       30,698       208,884


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                     STATEMENT OF OPERATIONS - SELECTED DATA
                                 (In Thousands)



                                                       Three Months Ended                          Six Months Ended
                                             --------------------------------------    --------------------------------------
                                               July 3,                     July 4,      July 3,                      July 4,
                                                1999         Change         1998         1999          Change         1998
                                             ----------    ----------    ----------    ----------    ----------    ----------

Fence Products                               $   78,756    $   19,391    $   59,365    $  131,770    $   33,488    $   98,282
  Percentage of net sales                          57.8%          6.7%         51.1%         55.1%          6.6%         48.5%
Concrete Construction Products               $   57,442    $      626    $   56,816    $  107,370    $    3,163    $  104,207
  Percentage of net sales                          42.2%         -6.7%         48.9%         44.9%         -6.6%         51.5%
Net Sales                                    $  136,198    $   20,017    $  116,181    $  239,140    $   36,651    $  202,489

Gross profit                                 $   27,492    $    8,663    $   18,829    $   45,506    $   14,636    $   30,870
  Percentage of net sales                          20.2%          4.0%         16.2%         19.0%          3.8%         15.2%
Selling, general, administrative
     and other expenses                      $    9,215    $    1,331    $    7,884    $   18,507    $    3,348    $   15,159
  Percentage of net sales                           6.8%          0.0%          6.8%          7.7%          0.3%          7.5%
Income before interest and income taxes      $   18,277    $    7,332    $   10,945    $   26,999    $   11,288    $   15,711
  Percentage of net sales                          13.4%          4.0%          9.4%         11.3%          3.5%          7.8%

Interest expense                             $    4,886    $      430    $    4,456    $    9,594    $    1,026    $    8,568
  Percentage of net sales                           3.6%         -0.2%          3.8%          4.0%         -0.2%          4.2%
Effective income tax rate                          41.0%           --          40.0%         41.0%           --          40.0%
Net income                                   $    7,902    $    4,005    $    3,897    $   10,269    $    5,983    $    4,286

Net sales for the three months and six months ended July 3, 1999 increased $20.0 million (17.2%) and $36.7 million (18.1%), respectively, from the corresponding periods of the prior fiscal year. The fence products segment generated net sales increase of $19.4 million and $33.5 million for the three months and six months ended July 3, 1999, respectively. This increase in net sales was a result of the acquisition of Security Fence and Supply Company, Inc. in October 1998, which contributed 48.3% and 47.8% of the fence products segments net sales increase for the three months and six months ended July 3, 1999, respectively. The fence products segment also benefited from improved weather conditions, expansion of its distribution network by 8 locations and the National Wholesale acquisition in June 1999. The concrete construction products segment contributed $0.6 million and $3.2 million of the total net sales increase for the three months and six months ended July 3, 1999, respectively. After giving consideration to the decline in sales resulting from the disposition of a chemical processing business in September 1998, net sales for the concrete construction products segment improved $3.0 million and $6.6 million for the three months and six months ended July 3, 1999, respectively. These increases were due primarily to strong activity in commercial and infrastructure construction markets, some acquisition of market share, and the full 1999 period impact of the acquisition of The Burke Group L.L.C. in February 1998.

Gross profit, as a percentage of sales, increased from 16.2% to 20.2% and from 15.2% to 19.0% for the three months and six months ended July 3, 1999, respectively, from the corresponding periods of the prior fiscal year. The increase in gross profit was primarily due to the decrease of raw material costs for both segments, with emphasis on the wire mesh product line within the concrete construction products segment due to its high volume of raw material usage. In addition, both the fence and concrete construction product segments have benefited from a change in product mix to higher margin products as a result of the Security Fence and Burke Group acquisitions. These benefits offset decreases in per unit pricing in the wire mesh product line and inflationary pressures in certain manufacturing plant costs.

Selling, general, administrative, and other expenses as a percentage of net sales have remained relatively flat with a slight increase in the six months ended July 3, 1999 due to increased amortization of intangibles resulting from 1998 and 1999 business acquisitions and a non-recurring casualty loss at a manufacturing facility.

Interest expense increased $0.4 million and $1.0 million for the three months and six months ended July 3, 1999, respectively, as compared to corresponding periods of the prior fiscal year. The increases were principally due to higher levels of invested capital as a result of MMI's business acquisitions in February 1998 and October 1998 and higher interest rates as a result of the issuance of the $30 million 11.25% Senior Subordinated Notes in February 1999.

Net income increased $4.0 million and $6.0 million for the three months and six months ended July 3, 1999, respectively, as compared to the same period of the last fiscal year. The increase in net income was primarily the result of the factors discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash Flows. For the six months ended July 3, 1999, operating activities provided net cash of approximately $0.3 million. Seasonal increases in net operating assets and liabilities of $14.7 million partially offset operating cash flow of $15.0 million provided by net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the decrease in other long-term assets. Investing activities utilized approximately $17.6 million of cash, consisting of the National Wholesale acquisition and capital expenditures. Financing activities provided approximately $18.6 million of cash, primarily from the issuance of the $30 million Senior Subordinated Notes.

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. MMI's EBITDA for the first six months of fiscal year 1999 and 1998 was $31.3 million and $19.0 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

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

SEASONALITY

MMI's products are used in the commercial, infrastructure, and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on MMI's sales and profitability. The highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in MMI's second and third quarters and will be lower in the first and fourth quarters.

IMPACT OF YEAR 2000

State of Readiness. MMI completed an assessment and has completed or is in the process of modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. In October 1998, MMI replaced its general ledger, accounts payable, accounts receivable, sales analysis, and financial reporting systems with software which includes eight digit dates and date routines. Although the software supplier is confident that the current code will successfully handle the Year 2000 turnover, it has recommended upgrade to its most recent version to achieve the highest possible degree of assurance for a successful Year 2000 turnover. MMI has begun the project to accomplish this upgrade by the end of 1999. Year 2000 compliance in other systems has been achieved through modification of internally developed programs.

Third Party Relationships. MMI does not expect any significant disruption on operations in the event that any of its suppliers or customers fail to achieve Year 2000 compliance.

Risks and Uncertainties. Because the existing software for general ledger, accounts payable, accounts receivable, sales analysis, and financial reporting does incorporate eight digit dates and date routines, any delay in accomplishing the upgrade project is not expected to have a materially adverse impact. MMI believes that it will experience at most, isolated and minor disruptions of business processes as a result of the Year 2000 issue. Such disruptions are not expected to have a material effect on MMI's business, consolidated financial position or results of operations. However, the magnitude of all Year 2000 disturbances cannot be predicted. Failure to complete these programs as planned could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities, all of which could have a material impact on MMI's business, consolidated financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MMI is subject to market risk exposure related to changes in interest rates on it's revolving credit facility and it's senior subordinated notes. Borrowings under the revolving credit facility bear interest, at the option of MMI, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent. MMI is exposed to changes in the fair value of its $150 million 11.25% fixed rate senior subordinated notes. Although the fair value of these notes has not fluctuated much, the variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the senior subordinated notes.

MMI has exposure to price fluctuations associated with steel rod, its primary raw material. MMI negotiates purchase commitments from one to nine months in advance to limit its exposure to price fluctuation and ensure availability of the materials. Approximately 50% of steel rod is purchased from foreign sources.

PART II - OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit 27               Financial Data Schedule

B. Reports on Form 8-K      A Form 8-K was filed with the Commission on June 16,
                            1999. The Form 8-K reported the acquisition of fence operations from National Wholesale Fence Supply,
                            Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date: August 17, 1999                 By: /s/ Robert N. Tenczar
                                         ---------------------------------------
                                      Robert N. Tenczar, Vice President
                                      and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule