Form 10-Q
period 1999-10-02
MMI PRODUCTS INC
filed 1999-11-16
CIK 1040736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 2, 1999


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


       There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 15, 1999, all of which are held by Merchants Metals Holding Company.

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

                               MMI PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                           October 2,
                                                                               1999       January 2,
                                                                           (Unaudited)       1999
                                                                           -----------    -----------
                                ASSETS

Current assets:
  Cash and cash equivalents                                                $     3,164    $     1,979
  Accounts receivable, net of allowance for doubtful accounts of
    $2,626 and $1,926, respectively                                             75,181         58,633

  Inventories                                                                   66,430         62,347
  Deferred income taxes                                                          2,087          1,495
  Prepaid expenses                                                               1,028          1,443
                                                                           -----------    -----------
               Total current assets                                            147,890        125,897
Property, plant and equipment
  Land                                                                           5,509          4,814
  Buildings and improvements                                                    21,811         21,129
  Machinery and equipment                                                       69,664         63,171
  Rental equipment                                                               4,646          3,259
                                                                           -----------    -----------
                                                                               101,630         92,373
  Less accumulated depreciation                                                 36,676         31,456
                                                                           -----------    -----------
               Property, plant and equipment, net                               64,954         60,917
Intangible assets                                                               31,383         29,123
Deferred charges and other assets                                                4,934          4,289
                                                                           -----------    -----------
               Total assets                                                $   249,161    $   220,226
                                                                           ===========    ===========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                         $    41,405    $    50,328
  Accrued interest                                                               7,948          3,238
  Accrued liabilities                                                           13,081         11,175
  Income taxes payable                                                           1,699            672
  Current maturities of long-term obligations                                    2,206          1,630
                                                                           -----------    -----------
               Total current liabilities                                        66,339         67,043
Long-term obligations                                                          171,462        158,807
Deferred income taxes and other long-term liabilities                            7,853          7,383

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, $1 par value; 500,000 shares authorized;
    252,000 shares issued and outstanding                                          252            252
  Additional paid-in capital                                                    13,009         13,009
  Accumulated other comprehensive income, net of tax of $148                      (221)          (221)
  Retained deficit                                                              (9,533)       (26,047)
                                                                           -----------    -----------
               Total stockholder's equity (deficit)                              3,507        (13,007)
                                                                           -----------    -----------
               Total liabilities and stockholder's equity (deficit)        $   249,161    $   220,226
                                                                           ===========    ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   Three Months Ended            Nine Months Ended
                                               --------------------------    -------------------------
                                                October 2,     October 3,     October 2,    October 3,
                                                   1999           1998           1999          1998
                                               -----------    -----------    -----------   -----------
Net sales                                      $   131,158    $   114,062    $   370,298   $   316,551
Cost of sales                                      105,884         94,829        299,518       266,448
                                               -----------    -----------    -----------   -----------
Gross profit                                        25,274         19,233         70,780        50,103
Selling, general and administrative expenses         9,808          7,966         28,057        23,063
Other (income) expense, net                            (77)          (144)           181           (82)
                                               -----------    -----------    -----------   -----------
Income before interest and income taxes             15,543         11,411         42,542        27,122
Interest expense                                     4,958          4,351         14,552        12,919
                                               -----------    -----------    -----------   -----------
Income before income taxes                          10,585          7,060         27,990        14,203
Provision for income taxes                           4,340          2,824         11,476         5,681
                                               -----------    -----------    -----------   -----------
Net income                                     $     6,245    $     4,236    $    16,514   $     8,522
                                               ===========    ===========    ===========   ===========




     The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                     --------------------------
                                                                                      October 2,     October 3,
                                                                                         1999           1998
                                                                                     -----------    -----------
Net income                                                                           $    16,514    $     8,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                            6,671          5,096
  Deferred income taxes                                                                     (150)          (410)
  Other                                                                                      823            284
Changes in operating assets and liabilities:
  Increase in operating assets and liabilities                                           (14,989)        (2,917)
  Other                                                                                      442            (40)
                                                                                     -----------    -----------
Cash provided by operating activities                                                      9,311         10,535
Investing activities:
  Capital expenditures                                                                    (5,678)        (7,957)
  Acquisitions                                                                           (13,290)       (22,709)
  Divestiture                                                                                 --          3,501
  Other                                                                                      (27)            51
                                                                                     -----------    -----------
Cash used in investing activities                                                        (18,995)       (27,114)
Financing activities:
  Proceeds from issuance of senior subordinated notes                                     32,137             --
  Proceeds from (payment of) revolving credit facility, net                              (18,537)        16,841
  Debt offering costs                                                                     (1,065)            --
  Payment of capital leases                                                               (1,334)        (1,021)
  Proceeds from (payment of) other long-term debt                                           (332)           996
                                                                                     -----------    -----------
Cash provided by financing activities                                                     10,869         16,816
                                                                                     -----------    -----------
Increase in cash and cash equivalents                                                      1,185            237
Cash and cash equivalents, beginning of period                                             1,979          3,509
                                                                                     -----------    -----------
Cash and cash equivalents, end of period                                             $     3,164    $     3,746
                                                                                     ===========    ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly-owned subsidiary, Security Fence Supply Co. Inc. (collectively "MMI"). MMI Products, Inc., is a wholly-owned subsidiary of Merchants Metals Holding Company ("Holding") which prior to October 8, 1999 was substantially wholly-owned by MMI Products, L.L.C. ("LLC"). On October 8, 1999, LLC distributed the capital stock of Holding owned by LLC to its members. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the year ended January 2, 1999 included in MMI's Form 10-K filed with the Securities and Exchange Commission on April 2, 1999.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the consolidated financial position of MMI as of October 2, 1999 and the consolidated results of its operations and its cash flows for the respective periods ended October 2, 1999 and October 3, 1998. Interim results for the nine months ended October 2, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending January 1, 2000.

Effective January 3, 1999 MMI has adopted the following new accounting standards:

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. Prior to the adoption of SOP 98-1, MMI expensed internal-use software related costs as incurred. The adoption of this statement did not have a material impact on the consolidated results of operations or financial position.

In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. This accounting treatment is consistent with MMI's previous policy; therefore the adoption of this statement had no impact on the consolidated results of operations or financial position.

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

                               MMI PRODUCTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.       ACQUISITIONS (CONTINUED)

The operations acquired include a manufacturer of ornamental iron fence products in San Fernando, California and distributors of fence products in California. MMI entered into subleases for the ornamental iron fence manufacturing plant and the four distribution locations. The acquisition has been accounted for as a purchase. The excess of the purchase price over the preliminary estimate of the fair value of the assets acquired of $2.9 million is being amortized over 20 years. The consolidated financial statements include the results of the former National Wholesale operations from the date of the acquisition.

3.       INVENTORIES

Inventories consisted of the following:

                                     October 2, 1999
                                       (Unaudited)     January 2, 1999
                                     ---------------   ---------------
                                              (In Thousands)

  Raw materials                      $       14,862      $     17,024
  Work-in-process                             1,593             1,150
  Finished goods                             49,975            44,173
                                     --------------      ------------
                                     $       66,430      $     62,347
                                     ==============      ============

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

                                                              Three months ended October 2, 1999
                                                ----------------------------------------------------------
(In thousands)                                                   Concrete
                                                    Fence      Construction
                                                  Products       Products      Corporate          Total
                                                ------------   ------------   ------------    ------------

External sales                                    $ 76,152       $ 55,006      $      --        $131,158

Earnings before interest and income taxes            6,539          9,318           (314)         15,543
Interest expense                                        --             --          4,958           4,958
Income taxes                                            --             --          4,340           4,340
Net income                                           6,539          9,318         (9,612)          6,245
Depreciation and amortization                          935          1,129            314           2,378
EBITDA (1)                                           7,474         10,447             --          17,921


                                                              Three months ended October 3, 1998
                                                ----------------------------------------------------------
                                                                 Concrete
                                                    Fence      Construction
                                                  Products       Products      Corporate          Total
                                                ------------   ------------   ------------    ------------

External sales                                    $ 55,404       $ 58,658      $      --        $114,062
Earnings before interest and income taxes            3,734          7,855           (178)         11,411
Interest expense                                        --             --          4,351           4,351
Income taxes                                            --             --          2,824           2,824
Net income                                           3,734          7,855         (7,353)          4,236
Depreciation and amortization                          685            963            178           1,826
EBITDA (1)                                           4,419          8,818             --          13,237


                                                              Nine months ended October 2, 1999
                                                ----------------------------------------------------------
                                                                 Concrete
                                                    Fence      Construction
                                                  Products       Products      Corporate          Total
                                                ------------   ------------   ------------    ------------

External sales                                    $207,922       $162,376      $      --        $370,298
Earnings before interest and income taxes           16,706         26,715           (879)         42,542
Interest expense                                        --             --         14,552          14,552
Income taxes                                            --             --         11,476          11,476
Net income                                          16,706         26,715        (26,907)         16,514
Depreciation and amortization                        2,599          3,193            879           6,671
EBITDA (1)                                          19,305         29,908             --          49,213
Segment Assets (2)                                 111,415         96,651         41,095         249,161

                               MMI PRODUCTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

5.       SEGMENT REPORTING (CONTINUED)


                                                              Nine months ended October 3, 1998
                                                ----------------------------------------------------------
(In thousands)                                                   Concrete
                                                    Fence      Construction
                                                  Products       Products      Corporate          Total
                                                ------------   ------------   ------------    ------------


External sales                                    $153,686       $162,865      $      --        $316,551
Earnings before interest and income taxes           10,339         17,262           (479)         27,122
Interest expense                                        --             --         12,919          12,919
Income taxes                                            --             --          5,681           5,681
Net income                                          10,339         17,262        (19,079)          8,522
Depreciation and amortization                        2,059          2,558            479           5,096
EBITDA (1)                                          12,398         19,820             --          32,218
Segment Assets (2)                                  75,246         96,203         32,416         203,865

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

6.       SUBSEQUENT EVENT

On November 12, 1999, Holding completed a recapitalization transaction in which
(i) Holding entered into a $69.2 million subordinated credit facility due in 2007 (the "Holding Credit Facility") with an investment fund managed by an affiliate of Holding's majority economic owner, (ii) Holding redeemed its existing equity interests including stock options granted to certain employees and a director of MMI, and (iii) certain Holding stockholders and new stockholders invested in new common and preferred stock of Holding. Interest at a rate of 14% per annum on the Holding Credit Facility is payable semi-annually in cash or in kind at the option of Holding. The Holding preferred shares have a stated value of $64.8 million and accrue cumulative preferred dividends at a rate of 12% per annum. Cash payment of dividends on Holding's common and preferred stock is not permitted while the Holding Credit Facility is outstanding.

Availability of cash at Holding to pay the Holding Credit Facility interest and cumulative preferred dividends is principally dependent upon MMI's cash flows. MMI's Revolving Credit Facility agreement and senior subordinated notes indenture require MMI to meet certain restricted payment tests before distribution of any dividends to Holding.

As a result of the Holding recapitalization, MMI will, in the fourth quarter of fiscal year 1999, recognize a non-cash compensation charge of approximately $2.6 million ($1.5 million net of tax) relating to the redemption of Holding's stock options granted in previous years to certain employees and a director of MMI.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                     STATEMENT OF OPERATIONS - SELECTED DATA
                                 (In Thousands)

                                                       Three Months Ended                         Nine Months Ended
                                             ---------------------------------------    ---------------------------------------
                                             October 2,                   October 3,    October 2,                   October 3,
                                                1999         Change          1998          1999        Change           1998
                                             ----------    ----------     ----------    ----------    ----------     ----------

Fence Products                               $   76,152    $   20,748     $   55,404    $  207,922    $   54,236     $  153,686
  Percentage of net sales                          58.1%          9.5%          48.6%         56.1%          7.6%          48.6%
Concrete Construction Products               $   55,006    $   (3,652)    $   58,658    $  162,376    $     (489)    $  162,865
  Percentage of net sales                          41.9%         (9.5)%         51.4%         43.9%         (7.6)%         51.4%
Net Sales                                    $  131,158    $   17,096     $  114,062    $  370,298    $   53,747     $  316,551

Gross profit                                 $   25,274    $    6,041     $   19,233    $   70,780    $   20,677     $   50,103
  Percentage of net sales                          19.3%          2.4%          16.9%         19.1%          3.3%          15.8%
Selling, general, administrative
     and other expenses                      $    9,731    $    1,909     $    7,822    $   28,238    $    5,257     $   22,981
  Percentage of net sales                           7.4%          0.6%           6.9%          7.6%          0.4%           7.3%
Income before interest and income taxes      $   15,543    $    4,132     $   11,411    $   42,542    $   15,420     $   27,122
  Percentage of net sales                          11.9%          1.8%          10.0%         11.5%          2.9%           8.6%

Interest expense                             $    4,958    $      607     $    4,351    $   14,552    $    1,633     $   12,919
  Percentage of net sales                           3.8%          0.0%           3.8%          3.9%         (0.2)%          4.1%
Effective income tax rate                          41.0%                        40.0%         41.0%                        40.0%
Net income                                   $    6,245    $    2,009     $    4,236    $   16,514    $    7,992     $    8,522
  Percentage of net sales                           4.8%          1.0%           3.7%          4.5%          1.8%           2.7%

Net sales for the three months and nine months ended October 2, 1999 increased $17.1 million (15.0%) and $53.7 million (17.0%), respectively, from the corresponding periods of the prior fiscal year. The fence products segment generated net sales increase of $21.0 million and $54.2 million for the three months and nine months ended October 2, 1999, respectively. This increase in net sales was primarily a result of the acquisition of Security Fence and Supply Company, Inc. in October 1998 and the acquisition of National Wholesale Fence in June 1999. These acquisitions contributed 60.5% and 74.9% of the fence products segments net sales increase for the three months and nine months ended October 2, 1999, respectively. The fence products segment also benefited from the expansion of its distribution network by 8 locations. Third quarter fence sales were adversely impacted by poor weather conditions in the Eastern region. The concrete construction products segment revenues declined $3.7 million and $.5 million for the three months and nine months ended October 2, 1999, respectively. After giving consideration to the decline in sales resulting from the disposition of a chemical processing business in September 1998, net sales for the concrete construction products segment declined $2.1 million and improved $1.2 million for the three months and nine months ended October 2, 1999, respectively. The year to date increase was due primarily to strong activity in commercial and infrastructure construction markets, some acquisition of market share, and the full 1999 period impact of the acquisition of The Burke Group L.L.C. in February 1998. This increase began to diminish in the third quarter due to lower construction market activity in the southeast.

Gross profit, as a percentage of sales, increased from 16.9% to 19.3% and from 15.8% to 19.1% for the three months and nine months ended October 2, 1999, respectively, from the corresponding periods of the prior fiscal year. The increase in gross profit was primarily due to the decrease of raw material costs for both segments; with emphasis on the wire mesh product line within the concrete construction products segment due to its high volume of raw material usage. In addition, both the fence and concrete construction product segments have benefited from a change in product mix to higher margin products, as a result of the Security Fence, National Wholesale and Burke Group acquisitions. These benefits offset decreases in per unit pricing in the wire mesh product line and inflationary pressures in certain manufacturing plant costs.

Selling, general, administrative, and other expenses as a percentage of net sales have increased from 6.9% to 7.4% and from 7.3% to 7.6% in the three months and nine months ended October 2, 1999. The increase is primarily due to bad debt provisions for a few customers experiencing financial difficulties, higher amortization of intangibles resulting from 1998 and 1999 business acquisitions, and a non-recurring casualty loss at a manufacturing facility.

Interest expense increased $0.6 million and $1.6 million for the three months and nine months ended October 2, 1999, respectively, as compared to corresponding periods of the prior fiscal year. The increases were principally due to higher levels of invested capital as a result of MMI's business acquisitions in February 1998 and October 1998 and higher interest rates as a result of the issuance of the $30 million 11.25% Senior Subordinated Notes in February 1999.

Net income increased $2.0 million and $8.0 million for the three months and nine months ended October 2, 1999, respectively, as compared to the same period of the last fiscal year. The increase in net income was primarily the result of the factors discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash Flows. For the nine months ended October 2, 1999, operating activities provided net cash of approximately $9.3 million. Seasonal increases in net operating assets and liabilities of $15.0 million partially offset operating cash flow of $24.3 million provided by net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the increase in other long-term assets. Investing activities utilized approximately $19.0 million of cash, consisting of the National Wholesale acquisition and capital expenditures. Financing activities provided approximately $10.9 million of cash, primarily from the issuance of the $30 million Senior Subordinated Notes.

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. MMI's EBITDA for the first nine months of fiscal year 1999 and 1998 was $49.2 million and $32.2 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

MMI expects that cash flows from operations and the borrowing availability under its bank line of credit, which includes a revolving credit facility and a term facility, will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, and existing debt service.

Pursuant to a recapitalization on November 12, 1999, Holding entered into a $69.2 million subordinated credit facility due 2007 bearing interest at a rate of 14% per annum and preferred stock with a stated value of $64.8 million and cumulative preferred dividends at a rate of 12% per annum. The Holding Credit Facility interest is payable semi-annually in cash or in kind, at the option of Holding. Availability of cash at Holding to pay the Holding Credit Facility interest is principally dependent on MMI's cash flows. MMI's Revolving Credit Facility agreement and senior subordinated notes indenture require MMI to meet certain restricted payment tests before distribution of any dividends to Holding. Cash payment of dividends on Holding's common and preferred stock is not permitted while the Holding Credit Facility is outstanding.

MMI has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. Negotiations are underway to acquire two businesses that would operate in the Concrete Construction Products segment for purchase prices totaling approximately $45 million. If the negotiations result in definitive agreements, the borrowing availability under MMI's bank line of credit is expected to be available to partially finance such acquisitions. There can be no assurance when and if either of such acquisitions will be consummated. Management believes that MMI has sufficient assets to justify an increase to its bank line of credit to finance the acquisitions currently being negotiated and its bank has expressed its willingness to do so. It is possible that, depending upon MMI's future operating cash flows and the size of future potential acquisitions, MMI will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indenture.

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


IMPACT OF YEAR 2000

State of Readiness. MMI completed an assessment and has completed or is in the process of modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. In October 1998, MMI replaced its general ledger, accounts payable, accounts receivable, sales analysis, and financial reporting systems with software which includes eight digit dates and date routines. Although the software supplier is confident that the current code will successfully handle the Year 2000 turnover, it has recommended an upgrade to its most recent version to achieve the highest possible degree of assurance for a successful Year 2000 turnover. MMI is currently working on this project and will complete this upgrade by the end of 1999. Year 2000 compliance in other systems has been achieved through modification of internally developed programs.

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

Costs. MMI's significant growth in recent years required system software and hardware upgrades and improvements that were planned for and initiated in 1996. Because the costs of software and hardware upgrades were already being incurred, and planned modification of internal systems is primarily for improvement and increased capacity, the actual cost for Year 2000 specific upgrades and modifications is not expected to exceed $100,000 and is being expensed as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility. Borrowings under the revolving credit facility bear interest, at the option of MMI, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent. MMI has exposure to price fluctuations associated with steel rod, its primary raw material. MMI negotiates purchase commitments from one to nine months in advance to limit its exposure to price fluctuation and ensure availability of the materials. Approximately 50% of steel rod is purchased from foreign sources.

PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit 27                       Financial Data Schedule

B. Reports on Form 8-K              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  November 16, 1999             By: /s/ Robert N. Tenczar
                                        ---------------------------------------
                                     Robert N. Tenczar, Vice President
                                     and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  27          Financial Data Schedule