Form 10-K
period 2000-01-01
MMI PRODUCTS INC
filed 2000-03-31
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Transition Period from	to

Commission File Number 333-29141

MMI PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-1622891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

515 Greens Road, Suite 710
Houston, Texas	77067
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (281) 876-0080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The common stock of the registrant is not publicly registered or traded and, therefore, no market value whether held by affiliates or non-affiliates, can be readily ascertained.

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on March 30, 2000, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Part I

Item 1. Business

General

MMI Products, Inc. ("MMI"), a Delaware corporation and a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"), was organized in 1953. MMI was acquired by Citicorp Venture Capital, Ltd. and members of MMI's management in 1986.

MMI is a leading manufacturer and distributor of products used in the commercial, infrastructure, and residential construction industries. MMI has established leading market positions in the fence and concrete construction industries by combining efficient manufacturing, high quality and broad product offerings and extensive distribution capabilities. MMI employs a combination of state-of-the-art and traditional production methods to achieve cost efficiencies in its manufacturing processes. In addition, while MMI's manufacturing facilities are geared primarily toward high-volume, standardized production to promote efficiencies, many of MMI's manufacturing facilities are capable of producing customized products in response to specific customer requirements or applications that are unique to particular geographic regions of the United States. Consequently, each plant is configured to serve as both a high-volume producer of standard products and a job lot producer of specialty products. MMI also benefits from raw material purchasing efficiencies because the majority of manufactured products are produced from the same raw material.

MMI has developed an extensive and well-positioned distribution network, consisting of 82 company-operated distribution centers, located in 33 states. MMI's distribution network services over 5,000 customers, including construction contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of concrete reinforcing bar. In addition to serving customers nationwide, distribution centers and production facilities are well positioned to serve areas of high population and construction growth. MMI currently has manufacturing or distribution facilities in each of the ten states with the largest projected increases in population through 2025. MMI manufactures its products from 23 principal manufacturing facilities strategically located throughout the United States.

Acquisitions

Historically, a significant portion of MMI's growth has been achieved through acquisitions. Since 1989, MMI has completed eighteen acquisitions, including eleven in the past four years, which have substantially increased MMI's net sales and EBITDA. MMI completed two acquisitions in 1999 and one acquisition early in 2000.

On June 7, 1999, MMI purchased certain assets of the wholesale fence division of National Wholesale Fence Supply, Inc. ("National Wholesale") for cash of approximately $13.2 million, which was funded by the revolving credit facility. The operations acquired include a manufacturer of ornamental iron fence products in San Fernando, California and distributors of fence products in California. MMI entered into subleases for the ornamental iron fence manufacturing plant and the four distribution locations. The acquisition was accounted for as a purchase. The excess of the purchase price over the preliminary estimate of the fair value of the assets acquired of $2.9 million is being amortized over 20 years. The consolidated financial statements include the results of the former National Wholesale operations from the date of the acquisition.

On December 30, 1999, MMI purchased certain assets of Reforce Steel and Wire Corporation for cash of approximately $3.4 million, which was funded by the revolving credit facility. The operations acquired include a manufacturer of concrete accessories parts in Brooklyn, New York. The acquisition was accounted for as a purchase. The excess of the purchase price over the preliminary estimate of the fair value of the assets acquired of $1.7 million is being amortized over 20 years.

On February 3, 2000, MMI purchased all of the issued and outstanding capital stock of Hallett Wire Products Company, a Minnesota corporation ("Hallett"). Hallett manufactured welded wire mesh at facilities located in St. Joseph, Missouri and Kingman, Arizona. Hallett had net sales of approximately $37 million for the year ended December 31, 1999. The total acquisition price was $40 million in cash and was funded by the Company's revolving credit facility. To facilitate the purchase, the revolving credit facility was increased from $48.5 million to $75 million on February 3, 2000.

Business Segments

MMI reports the results of its operations in two business segments. Financial information for each business segment is disclosed in Note 12 of Notes to Consolidated Financial Statements.

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

Seasonality and Cyclicality. MMI's products are used in the residential, commercial and infrastructure construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on sales and profitability. Although MMI believes that a cyclical downturn is inevitable, MMI has implemented the following strategies which it believes will mitigate the impact of any such downturn on its future operating results and liquidity:

· Increased the focus on products used in the commercial and infrastructure construction industries, which historically have been less cyclical than the residential construction industry.
· Positioned Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending.
· Expanded distribution network to serve diverse areas of high population growth, as well as to limit the effects of any regional economic downturns.

As a result of seasonality, the highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters.

Raw Materials. MMI's manufactured products are produced primarily from steel rod. Because both business segments require large quantities of the same raw material, MMI purchases steel rod in significantly larger quantities than would be the case if the business segments were part of separate stand-alone enterprises. Because of such large volume purchases, MMI believes that it typically purchases steel rod at a cost below industry standard. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately 25% in fiscal year 1999), MMI believes such cost savings provide a significant competitive advantage.

Generally, 50% to 60% of annual steel rod purchased has been produced overseas. MMI purchases steel rod from several suppliers overseas and in the United States. The ample availability of steel rod provides MMI with many purchasing options and as such MMI is not reliant on any one supplier.

MMI will normally negotiate quantities and pricing on a quarterly basis for both domestic and foreign steel rod purchases. Because all agreements for the purchase of steel rod, whether foreign or domestic, are denominated in United States dollars, there is no exposure to significant risks of fluctuations in foreign currency exchange rates with respect to such agreements.

Fence Segment

The Fence segment is made up of three operating entities, Merchants Metals, Security Fence and Anchor Die Cast. Merchants Metals is headquartered in Houston, Texas with the operations segregated and managed by geographic divisions. Security Fence is a manufacturer and distributor of a variety of fence products and is located in Bladensburg, Maryland. Anchor Die Cast, a small manufacturer and distributor of fence fittings, is located in Harrison, Arkansas. The Fence segment contributed 56.3%, 49.7% and 51.2% of consolidated net sales in fiscal years 1999, 1998 and 1997, respectively.

Products. The Fence segment manufactures galvanized and vinyl coated chain link fence fabric, a full line of aluminum die cast and galvanized pressed steel fittings, and vinyl coated colored pipe, ornamental iron fence products, and vinyl fencing. These products are manufactured at ten principal facilities.

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

In fiscal year 1999, approximately 50% of the Fence segment sales represented products manufactured by the segment. The remaining fence products were purchased as finished goods from third parties for distribution. Purchases of finished fence products are primarily from domestic manufacturers. MMI believes that its full line of fence products provides a competitive advantage by enabling it to provide "one-stop shopping" to its customers, thereby promoting customer loyalty.

Production Process. The chain link fence manufacturing process is virtually the same at each manufacturing facility. The dominant manufacturing process, which is known as "GAW" or "galvanized after weaving", involves three steps.

· The first step, wire drawing, transforms steel rod into steel wire, primarily ranging in thickness from 12.5 gauge (.095 inches) to 6.0 gauge (.192 inches).
· In the second step, the wire is woven into chain link fabric by automated fabric weaving machines pre-set to a specific width (which ranges from three to 20 feet) of chain link fence fabric and to a specific "diamond" size ranging from 3/8 inch to 2 3/8 inches.
· The third step consists of the galvanizing process which involves coating the surface of the steel wire with zinc to provide, among other things, corrosion protection.

The segment also produces other types of coated wire fabric, including polyvinyl chloride or "PVC" coated, aluminum coated, and galvanized before weaving ("GBW"). In addition, vinyl coatings are applied to the pipe, tubing, and fittings used with vinyl coated chain link fabric. Anchor Die Cast manufactures a full line of aluminum die cast and galvanized pressed steel fittings.

Sales and Marketing; Principal Customers. The Fence segment sells fence products principally to fence wholesalers and residential and commercial contractors. Although some sales of fence products are through home centers, such sales are not a primary focus of sales efforts. No one customer accounted for more than 10% of the Fence segment revenues in fiscal year 1999.

The segment's dedicated sales force consists of approximately 84 employees whose sales territories cover the 48 contiguous states. Sales generally are made through 56 regional distribution centers (nine of which are located at manufacturing facilities), which are located in 30 states. Because customer orders typically require rapid turn-around time, the distribution centers are strategically located near customers' facilities. The segment also distributes its fence products through a network of 363 authorized dealers located throughout the country.

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

Although the ability to sell fence products at a competitive price is an important competitive factor, MMI believes that other factors, such as perceived quality of product and service and ability to deliver products to customers quickly, are also important to its fence customers. MMI believes that its reputation for quality and service and its ability to deliver product quickly due to the locations of its 56 fence distribution centers, enable MMI to obtain a slight premium in its sales price for fence products, as compared to its principal competitors.

Concrete Construction Products Segment

The Concrete Construction Products segment is made up of two operating entities, Ivy Steel and Wire and Meadow Burke Products. Ivy is headquartered in Houston, Texas and Meadow Burke is headquartered in Tampa, Florida. Both companies segregate their management and operations by geographic region. The Concrete Construction Products segment contributed 43.7%, 50.3% and 48.8% of consolidated net sales in fiscal years 1999, 1998 and 1997, respectively.

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

In fiscal year 1999, approximately 92% of the segments sales represented manufactured products. The remaining 8% of segment sales were purchased as finished goods for resale through 18 regional distribution facilities.

Production Process. The Concrete Construction Products segment manufactures its products at 14 principal facilities, which are strategically located throughout the United States. Wire mesh is manufactured with wire that ranges in size from 1/8-inch diameter to ¾-inch diameter, in both smooth and deformed patterns. The wire mesh is manufactured from low-carbon steel rod, which is cleaned by removing "mill scale" by passing the rod through a series of pulleys that mechanically descales the rod. The rod is then pulled through a die that reduces the area of the rod approximately 30 percent. This "cold working" process produces wire that is clean, uniform in diameter and nearly 100 percent stronger than the original rod. The wire is then processed into the finished product using automatic welding machines. This method of welding, known as electrical resistance welding, produces a very strong welded joint without weakening the steel as much as electrode welding.

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

The concrete accessory manufacturing process also consists of drawing steel rod into wire that is then fed into automatic forming and resistance welding machines which produce the finished product. Additional manufacturing processes include various punch press operations, threading, machining, painting and plastic and epoxy coating of products. In addition to steel rod, which is the primary raw material for concrete accessories, other raw materials are used such as round bar stock, slit steel coils, reinforcing steel bars and paints, plastisol and epoxy powder used for various coatings.

Sales and Marketing; Principal Customers. The segment sells its products principally to construction products distributors, industrial manufacturers (such as pre-casters of concrete products), large reinforcing bar fabricators, commercial building supply dealers and construction contractors.

The specialized sales force for the wire mesh product line consists of approximately 12 employees whose sales territories cover the 48 contiguous states. Members of the wire mesh sales force generally have engineering backgrounds which permit them to consult with customers regarding product specifications. Because orders for wire mesh products typically do not require the quick turn-around time that is required for concrete accessories, wire mesh products are shipped directly from one of the eight wire mesh manufacturing facilities to the customer, generally in truckload quantities. Most wire mesh production is in response to particular customer orders. Light wire mesh used for residential construction, however, is produced in standard patterns in anticipation of customer orders.

The dedicated sales force for concrete accessories consists of approximately 35 employees whose sales territories cover the 48 contiguous states. Concrete accessories are distributed primarily through 18 regional distribution centers (six of which are located at concrete accessories manufacturing facilities). Because orders for concrete accessories typically require rapid turn-around time, these distribution centers are strategically located near customers' facilities.

No one customer accounted for more than 10% of the Concrete Construction Products segment revenues in fiscal year 1999.

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

Regulation

Environmental Regulation. MMI is subject to extensive and changing federal, state and local Environmental Laws including laws and regulations (i) that relate to air and water quality, (ii) impose limitations on the discharge of pollutants into the environment, and (iii) establish standards for the treatment, storage, and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these Environmental Laws. In addition, Environmental Laws could impose liability for costs associated with investigating and remediating contamination at MMI's facilities or at third-party facilities at which MMI has arranged for the disposal treatment of hazardous materials.

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

Employees

As of March 30, 2000, MMI had approximately 2,700 full time employees. MMI is a party to seven collective bargaining agreements with five unions, of which a total of 307 employees are members. Such collective bargaining agreements cover employees of the Baltimore, Maryland; Tampa, Florida; Whittier, California; Hackensack, New Jersey; Chicago, Illinois; and Oregon, Ohio facilities. MMI considers its relations with its employees to be good.

Available Information

MMI files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by MMI at the SEC's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the public reference rooms. MMI's filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov/.

Item 2. Properties

MMI's principal executive offices are located in approximately 13,000 square feet of leased space in Houston, Texas.

The operating facilities of MMI can be broken down into two categories, manufacturing plants and distribution centers. The majority of the manufacturing plants are owned by MMI. The majority of the distribution centers are leased from third parties. The following table sets forth the facilities general information by operating segment:

Fence Manufacturing Plants	States	Square Feet (1)

Houston - Owned	Texas	127,000
Bladensburg - Leased	Maryland	124,000
Statesville - Owned	North Carolina	73,829
Harrison - Owned	Arkansas	72,881
New Paris - Owned	Indiana	72,000
Brighton - Leased	Michigan	65,890
San Fernando - Leased	California	41,500
Tacoma - Leased	Washington	31,400
Whittier - Owned	California	28,910

Total Fence Manufacturing Plants		637,410

Concrete Construction Products Manufacturing Plants	States	Square Feet (1)

Baltimore - Owned	Maryland	235,000
Ft. Worth - Owned	Texas	161,520
Jacksonville - Owned	Florida	145,846
Houston - Owned	Texas	130,992
St. Joseph- Owned	Missouri	111,980
Kingman - Owned	Arizona	109,300
Pompano - Owned	Florida	94,000
Oregon - Leased	Ohio	90,000
Hazelton - Leased	Pennsylvania	76,800
Converse - Leased	Texas	72,200
Tampa - Owned	Florida	70,142
Chicago - Leased	Illinois	69,425
Tampa - Owned	Florida	21,450
Brooklyn - Leased	New York	21,400

Total Concrete Construction Products Manufacturing Plants		1,410,055

Type of Facility	States	Square Feet (1)

Fence Distribution Centers (2)	28	606,526
Concrete Construction Products Distribution Centers (2)	10	132,619
Concrete Construction Products Engineering Centers	1	5,506

(1) Does not include square footage of outside storage and other outdoor areas.
(2) The majority of distribution centers are leased properties.

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

	Fiscal Years
	1999	1998	1997	1996	1995

	(In thousands)
Income Statement Data:
Net sales	$480,605	$418,355	$346,905	$283,402	$233,284
Gross Profit	92,875	67,394	50,906	44,963	37,161
Nonrecurring expenses (1)	2,441	-	-	3,106	-
Net income	18,600	10,930	7,737	6,337	6,346
Balance Sheet Data
(at period end):
Working capital	$79,182	$58,854	$50,308	$33,511	$36,563
Total assets	243,483	220,226	152,818	135,263	103,856
Total long-term debt and capital
leases, including current maturities	168,334	160,437	123,867	55,278	49,485
Stockholder's equity (deficit)	8,306	(13,007)	(20,873)	28,534	15,606
Cash Flow Data:
Net cash provided by operating activities	$18,747	$15,161	$2,396	$15,491	$12,745
Net cash used in investing activities	(22,347)	(47,886)	(4,976)	(24,314)	(14,741)
Net cash provided by financing activities	4,051	31,195	5,855	6,894	3,681

EBITDA (2)	$62,453	$42,781	$31,423	$25,547	$21,613
Cash dividends (3)	-	1,292	57,105	-	-

(1) In fiscal year 1996, MMI recorded non-recurring expenses resulting from the modification of stock options granted in previous years as part of the 1996 Recapitalization of MMI and Merchants Metals Holding Company ("MMHC"). In 1999 all outstanding stock options were redeemed in connection with the 1999 Recapitalization of MMHC resulting in a non-recurring compensation charge for MMI employees. See Note 2 to the audited consolidated financial statements included elsewhere herein.
(2) EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization, and certain non-recurring expenses (see note (1) above). EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.
(3) In fiscal year 1997, $57.1 million was distributed to MMHC for the redemption by MMHC of certain of its equity interests. In fiscal year 1998, $1.3 million was distributed to MMHC to finalize the 1997 redemption of certain of its equity interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the financial condition and results of operations of MMI. This analysis should be read in conjunction with MMI's Consolidated Financial Statements and Notes thereto, appearing elsewhere herein.

General

MMI is a leading manufacturer and distributor of products used in the commercial, infrastructure and residential construction industries. Earnings were as follows:

	Fiscal Years

	1999	1998	1997

	(In thousands)
Fence segment earnings	$19,456	$14,043	$11,290
Concrete Construction Products segment earnings	35,165	22,315	14,980
Corporate (1)	(3,642)	(764)	(354)

Earnings before interest and income taxes	50,979	35,594	25,916
Interest expense	19,453	17,320	13,018

Earnings before income taxes	31,526	18,274	12,898
Income taxes	12,926	7,344	5,161

Net income	$18,600	$10,930	$7,737

(1) Corporate represents only amortization of intangible assets and non-recurring charges. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

Acquisitions increased consolidated earnings before interest and income taxes $4.5 million, $5.0 million, and $2.1 million in 1999, 1998, and 1997, respectively.

Consolidated MMI net income increased 70.2% in 1999 and 41.3% in 1998. These increases are predominately the result of increased sales activity and lower raw material costs at the business segments.

Corporate costs have increased $2.9 million in 1999 and $.4 million in 1998. The majority of the 1999 increase was a $2.4 million non-recurring expense for the redemption of incentive stock options. These options were redeemed as part of a recapitalization of MMHC in November 1999. See Note 2 to the consolidated audited financial statements. The remaining increase in 1999 and all of the 1998 increase is due to goodwill amortization resulting from recent acquisitions. Goodwill amortization increased $.4 million in both 1999 and 1998.

Interest expense increased $2.1 million in 1999 and $4.3 million in 1998. Interest expense increased in 1998 due to a full twelve months of interest on the $120 million issuance of senior subordinated debentures in April 1997 and higher levels of senior borrowings to accommodate the 1998 acquisitions of The Burke Group LLC (the "Burke Group") and Security Fence. In 1999 interest expense increased primarily due to the additional issuance of $30 million senior subordinated debentures. The higher level of borrowings to finance acquisitions and the increased mix of the "high-yield" debentures (11.25% coupon) in MMI's debt structure both contributed to the increase in interest expense.

The effective income tax rate has increased slightly in 1999 and 1998 primarily as a result of non-deductible goodwill associated with recent acquisitions.

Fence Segment

	Fiscal Years

	1999	1998	1997

	(In thousands)
Net sales	$270,714	$208,117	$177,640
Gross profit	42,318	30,893	25,464
Gross profit margin	15.6%	14.8%	14.3%
SG&A and other expense	$22,862	$16,850	$14,174
Earnings before interest and income taxes	19,456	14,043	11,290
EBITDA	23,101	16,962	13,722

Net Sales. Net sales increased 30.1% in 1999 and 17.2% in 1998. These increases are primarily due to acquisitions and the opening of new distribution centers. The National Wholesale Fence acquisition in second quarter 1999 contributed net sales of $13.1 million in 1999. The Security Fence acquisition in fourth quarter 1998 contributed net sales of $32.8 million and $7.3 million in 1999 and 1998, respectively. New distribution centers generally take up to two years to become established in their regional areas. As such, "new distribution centers" represent openings or small acquisitions over the last two years. New centers in 1999 and 1998 increased net sales $10.5 million and $8.9 million, respectively.

Gross Profit. The fence segment's gross profit margin percentage increased .8% in 1999 and .5% in 1998. These increases were primarily due to higher margin products introduced from the Security Fence and National Wholesale Fence acquisitions. In addition, 1999 benefited from lower steel rod and tubing costs partially offset by higher zinc costs.

SG&A and other expense. SG&A and other expense ("SG&A") increased 35.7% in 1999 and 18.9% in 1998. SG&A as a percentage of sales was 8.4%, 8.1%, and 8.0% for 1999, 1998, and 1997, respectively. The increase in expense in 1999 and 1998 was principally due to business acquisitions and the opening of distribution centers. In 1999 SG&A, as a percentage of sales, increased primarily due to higher bad debt expense resulting from a number of customers experiencing financial difficulties and bankruptcy.

Concrete Construction Products Segment

	Fiscal Years

	1999	1998	1997

	(In thousands)
Net sales	$209,891	$210,238	$169,265
Gross profit	50,557	36,501	25,442
Gross profit margin	24.1%	17.4%	15.0%
SG&A and other expense	$15,392	$14,186	$10,462
Earnings before interest and income taxes	35,165	22,315	14,980
EBITDA	39,352	25,819	17,701

Net Sales. Net sales remained flat in 1999 and increased 24.2% in 1998. Sales stabilized in 1999 primarily due to no new acquisitions during the year and the plants working at capacity to meet the current demands. In 1998, the Burke Group acquisition contributed $23.9 million, a 14.1% increase in net sales. Also impacting 1998 was increased sales to the segment's largest customer, a company which had also grown through acquisitions.

Gross Profit. Gross profit increased 38.5% in 1999 and 43.5% in 1998. Gross profit margin percentage increased to 24.1% in 1999 from 17.4% in 1998. The increase in 1999 was primarily the result of lower raw material costs. The 1998 increase in gross profit was primarily due to the increase in mix of higher margin concrete accessories.

SG&A and other expense. SG&A expenses increased 8.5% in 1999 and 35.6% in 1998. As a percentage of sales, SG&A expense was 7.3%, 6.7% and 6.2% in 1999, 1998, and 1997, respectively. SG&A expense increased in 1999 as a result of three infrequent events. Bad debt expense increased $.5 million due to a number of customers with large balances having financial difficulties, some of which were caused by the customers' loss of large contracts. Also in 1999 there were increased writedowns of fixed assets ($.4 million) and a casualty loss at a manufacturing facility ($.2 million). The increase in SG&A expenses in 1998 was primarily due to the growth in sales and higher selling costs related to the Burke Group acquisition. SG&A expense as a percentage of sales increased in 1999 and 1998 as a result of the infrequent events in 1999 and higher selling costs for Burke Group concrete accessories in 1998.

Liquidity and Capital Resources

Operating activities including the payment of interest and income taxes and changes in working capital generated $18.7 million of cash in 1999 compared with $15.2 million and $2.4 million in 1998 and 1997, respectively. Net income, adjusted for non-cash items, such as depreciation, amortization, and other non-cash charges provided $31.6 million, $18.6 million and $16.2 million in 1999, 1998, and 1997, respectively. Excluding working capital increases resulting from a particular year's business acquisitions, MMI utilized $12.9 million, $3.4 million, and $13.8 million of cash in 1999, 1998, and 1997, respectively to grow its working capital as the volume of its sales increased. The working capital increase was smaller in 1998 as MMI's conversion to a new accounts payable software encountered problems which caused a delay in year-end payments. In 1999, these delayed payments were made and accounts payable balances declined to more normal levels.

Investing activities utilized $22.3 million, $47.9 million and $5.0 million in 1999, 1998 and 1997, respectively. In 1999 and 1998 the majority of this cash was used for acquisitions. Acquisitions utilized $15.8 million and $37.7 million in 1999 and 1998, respectively. Capital expenditures for expansion, improvement and replacement of property plant and equipment was $6.6 million, $10.2 million and $4.6 million in 1999, 1998 and 1997, respectively. Capital expenditures in 1998 included $3.2 million for a wire mesh plant facility which replaced a previously leased building, and $1.9 million for rental equipment, a new product line resulting from the Burke acquisition.

Financing activities provided $4.1 million in 1999 compared to $31.2 million and $5.9 million in 1998 and 1997, respectively. In 1999 cash flow from financing was relatively flat compared to prior years, due to growth in operating cash flow and the need to fund only one significant acquisition, National Wholesale Fence. The increase in 1998 was due primarily to the funding the Burke Group and Security Fence acquisitions.

Although EBITDA should not be considered in isolation from or as a substitute for cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's liquidity, it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization, and non-recurring expenses. EBITDA was $62.5 million, $42.8 million and $31.4 million in 1999, 1998, and 1997, respectively. The increase in EBITDA is primarily from the result of net sales and gross profit resulting from acquisitions and other changes as discussed in the segment analysis above.

Senior Subordinated Notes. On February 12, 1999, MMI issued $30 million of a new series of the 11.25% Senior Subordinated Notes in a private offering. The net proceeds of approximately $31.1 million, including original issuance premium, after fees and expenses, were used to reduce its borrowings under the revolving credit facility. The effective interest rate of the Notes is 10.5%. Interest expense in 1999 was $2.8 million higher than in the previous year due to this issue.

On April 30, 1999, MMI exchanged the $30 million Senior Subordinated Notes issued on February 12, 1999 for Registered Senior Subordinated Notes. These notes have the same form and terms as the February 12, 1999 notes and the $120 million Registered Senior Subordinated Notes issued on April 16, 1997.

On April 16, 1997, MMI issued $120 million of 11.25% senior subordinated notes due 2007 (the "Senior Subordinated Notes"). The net proceeds of $116.0 million, after fees and expenses, were used (i) to distribute $57.1 million to MMHC for the redemption by MMHC of certain of its equity interests, (ii) to repay the entire $10 million principal amount, plus accrued interest, on a senior subordinated secured note payable, (iii) to repay MMI's remaining indebtedness under a term loan facility of $11.4 million and (iv) to reduce MMI's indebtedness under the revolving credit facility.

Credit Facility. MMI's revolving credit facility provides for maximum borrowings of $75.0 million, due December 2001. The revolver balance fluctuates throughout the year based on sales and purchasing volume, capital expenditures, and acquisitions. Borrowing availability is subject to a borrowing base calculation. The weighted average balance outstanding under this credit facility was $20.3 million and $26.2 million in 1999 and 1998, respectively. Borrowings under the credit facility bear interest, at the option of MMI, at either the bank's base rate plus 0.25 percent or Eurodollar plus 1.5 percent. Borrowings bearing interest at a Eurodollar rate plus 1.5 percent are denominated in short-term obligations of U.S. LIBOR with 30 to 180 day maturities. On January 1, 2000 the portion of the outstanding borrowings under U.S. LIBOR was approximately $4.0 million which would mature on January 18, 2000.

On February 3, 2000 the revolving credit facility was increased from $48.5 million to $75 million. The increase was used to fund the acquisition of the capital stock of Hallett Wire Products Company, a manufacturer of welded wire mesh with plant facilities located in St. Joseph, Missouri and Kingman, Arizona. Hallett had net sales of approximately $37 million for the year ended December 31, 1999. The total acquisition price was $40 million in cash. Subsequent to this acquisition, MMI has approximately $19.9 million availability for future borrowings under its revolving credit facility.

MMI's capital expenditure budget for fiscal year 2000 is $9.8 million and will be funded by the revolving credit facility.

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

Impact of Year 2000

In prior years, MMI discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, MMI completed its remediation and testing of systems. As a result of those planning and implementation efforts, MMI experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to Year 2000 date change. MMI expensed approximately $81,500 during 1999 in connection with remediating its systems. MMI is not aware of any material problems resulting from Year 2000 issues, either with our products, or internal systems, or the products and services of third parties. MMI will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility and its senior subordinated notes. Borrowings under the credit facility bear interest, at the option of MMI, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent. For fiscal year 1999, the weighted average balance outstanding under this credit facility was $20.3 million. Based on this balance, a one percent change in the interest rate would cause a change in interest expense of approximately $203,000. MMI is exposed to changes in the fair value of its $150 million in 1999 and $120 million in 1998 11.25% fixed rate senior subordinated notes. At January 1, 2000, the fair value of the notes was approximately 103% of par, or $154.5 million. At January 2, 1999, the fair value of the notes was approximately 108% of par, or $129.6 million. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the senior subordinated notes.

MMI also has exposure to price fluctuations associated with steel rod, its primary raw material. MMI negotiates purchase commitments from one to nine months in advance to limit its exposure to price fluctuation and ensure availability of the materials. Generally, 50% to 60% of steel rod is purchased from foreign sources.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of
MMI Products, Inc.

We have audited the accompanying consolidated balance sheets of MMI Products, Inc. as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Products, Inc. at January 1, 2000 and January 2, 1999, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 25, 2000

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

	January 1,	January 2,
	2000	1999

	(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$2,430	$1,979

Accounts receivable, net of allowance for doubtful accounts of $2,667 and $1,926, respectively	62,309	58,633

Inventories	71,776	62,347

Deferred income taxes	2,384	1,495
Prepaid expenses	1,203	1,443

Total current assets	140,102	125,897
Property, plant and equipment:

Land	5,509	4,814
Buildings and improvements	20,518	17,890
Machinery and equipment	77,595	69,669

	103,622	92,373
Less accumulated depreciation	37,857	31,456

Property, plant and equipment, net	65,765	60,917
Intangible assets	32,826	29,123

Deferred charges and other assets	4,790	4,289

Total assets	$243,483	$220,226

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$38,549	$50,328

Accrued interest	3,718	3,238

Accrued liabilities	15,237	11,254

Income taxes payable	696	672
Due to/(from) MMHC, net	744	(79)
Current maturities of long-term obligations	1,976	1,630

Long-term obligations	166,358	158,807

Deferred income taxes and other long-term liabilities	7,899	7,383

Total liabilities	235,177	233,233

Stockholder's equity (deficit):

Common stock:
Authorized 500,000 shares, par value $1,

252,000 issued and outstanding	252	252

Additional paid-in capital	15,450	13,009

Accumulated other comprehensive income, net of
tax of $(34) and $148, respectively	51	(221)
Retained deficit	(7,447)	(26,047)

Total stockholder's equity (deficit)	8,306	(13,007)

Total liabilities and stockholder's equity (deficit)	$243,483	$220,226

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

			January 3,

	January 1,	January 2,
	2000	1999	1998

	(In thousands)

Net sales	$480,605	$418,355	$346,905

Cost of Sales	387,730	350,961	295,999

Gross Profit	92,875	67,394	50,906

Selling, general, and administrative expense	38,826	31,874	24,843
Non-recurring expense- stock compensation (Note 2)	2,441	-	-
Other (income) expense, net	629	(74)	147

Income before interest and income taxes	50,979	35,594	25,916

Interest expense	19,453	17,320	13,018

Income before income taxes	31,526	18,274	12,898

Provision for income taxes	12,926	7,344	5,161

Net income	$18,600	$10,930	$7,737

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
					Total
		Additional	Retained	Other	Stockholder's
	Common	Paid-In	Earnings	Comprehensive	Equity
	Stock	Capital	(Deficit)	Income	(Deficit)

	(In thousands)
Balance at December 28, 1996	$252	$14,599	$13,683	$-	$28,534
Net income	-	-	7,737	-	7,737
Additional minimum pension liability	-	-	-	(151)	(151)

Comprehensive income	-	-	-	-	7,586

Contribution of capital
-stock options	-	112	-	-	112
Distribution to MMHC	-	-	(57,105)	-	(57,105)

Balance at January 3, 1998	252	14,711	(35,685)	(151)	(20,873)
Net income	-	-	10,930	-	10,930
Additional minimum pension liability	-	-	-	(70)	(70)

Comprehensive income	-	-	-	-	10,860

Adjustment to 1996 Contribution of capital (Note 1)	-	(1,702)	-	-	(1,702)
Dividend to MMHC (Note 1)	-	-	(1,292)	-	(1,292)

Balance at January 2, 1999	252	13,009	(26,047)	(221)	(13,007)
Net income	-	-	18,600	-	18,600
Additional minimum pension liability	-	-	-	272	272

Comprehensive income	-	-	-	-	18,872

Contribution of capital
-stock options (Note 2)	-	2,441	-	-	2,441

Balance at January 1, 2000	$252	$15,450	$(7,447)	$51	$8,306

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

			January 3,

	January 1,	January 2,
	2000	1999	1998

	(In thousands)
Operating activities:

Net income	$18,600	$10,930	$7,737

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	9,033	7,187	5,507

Amortization of bond premium	(234)	-	-
Nonrecurring expenses- stock compensation	2,441	-	-

Provision for losses on accounts receivable	1,471	234	-
Deferred income taxes	92	340	2,886
(Gain) loss on sale of equipment	225	(81)	(22)
Other	-	-	112

Changes in operating assets and liabilities, net of effects of acquired businesses:
Increase in accounts receivable	(633)	(12,914)	(3,139)
Increase in inventories	(5,193)	(7,546)	(7,029)
Decrease in prepaid expenses and other assets	526	333	272
Increase (decrease) in accounts payable and accrued liabilities	(8,428)	17,701	1,109
Increase (decrease) in income taxes payable	24	2,629	(2,800)
Increase (decrease) in due to MMHC	823	(3,652)	(2,237)

Net cash provided by operating activities	18,747	15,161	2,396

Investing activities:
Capital expenditures	(6,631)	(10,226)	(4,560)
Proceeds from sale of equipment	48	52	101
Acquisitions, net of cash acquired	(15,764)	(37,721)	(552)
Other	-	9	35

Net cash used in investing activities	(22,347)	(47,886)	(4,976)

Financing activities:
Proceeds from long-term obligations	174,008	187,316	157,854
Payments on long-term obligations	(168,892)	(153,127)	(90,943)
Adjustment to 1996 contribution of capital from MMHC	-	(1,702)	-
Dividend to MMHC	-	(1,292)	-
Distribution to MMHC	-	-	(57,105)
Debt offering costs	(1,065)	-	(3,951)

Net cash provided by financing activities	4,051	31,195	5,855

Net change in cash and cash equivalents	451	(1,530)	3,275
Cash and cash equivalents, beginning of period	1,979	3,509	234

Cash and cash equivalents, end of period	$2,430	$1,979	$3,509

Supplemental Cash Flow Information:
Supplemental disclosure of noncash investing activities
Issuance of capital lease obligations for capital expenditures	$2,790	$1,385	$1,678
Cash paid for interest	$18,625	$16,721	$10,441
Cash paid for income taxes	$13,075	$4,371	$4,822

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2000

1. Description of Business and Significant Accounting Policies

Description of Business

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiary, Security Fence Supply Co. Inc. (since its acquisition on October 6, 1998) (collectively, "MMI"). MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). MMI is a manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar.

On November 12, 1999, MMHC completed a recapitalization transaction (the "1999 Recapitalization") in which (i) MMHC entered into a $69.2 million subordinated credit facility due in 2007 (the "MMHC Credit Facility") with an investment fund managed by an affiliate of MMHC's majority economic owner, (ii) MMHC redeemed its existing equity interests, including stock options granted to certain employees and a director of MMI, and (iii) certain MMHC stockholders and new stockholders invested in new common and preferred stock of MMHC. Interest at a rate of 14% per annum on the MMHC Credit Facility is payable semi-annually in cash or in kind at the option of MMHC. In connection with any prepayment or repayment of the facility, MMHC will pay a premium on the principal such that the internal rate of return is equal to (i) 18% per annum if such prepayment or repayment occurs prior to November 11, 2002 or (ii) 20% per annum if such prepayment or repayment occurs on or after November 11, 2002. The MMHC preferred shares have a stated value of $64.8 million and accrue cumulative preferred dividends at a rate of 12% per annum. Cash payment of dividends on MMHC's common and preferred stock is not permitted while the MMHC Credit Facility is outstanding.

Availability of cash at MMHC to pay the MMHC Credit Facility interest and cumulative preferred dividends is principally dependent upon MMI's cash flows. MMI's Revolving Credit Facility agreement and senior subordinated notes indenture require MMI to meet certain restricted payment tests before any dividends can be distributed to MMHC.

As a result of the 1999 Recapitalization, MMI recognized a non-cash stock compensation charge of $2.4 million ($1.4 million net of tax) related to the redemption of MMHC's stock options granted in previous years to certain employees of MMI.

On December 13, 1996, MMI and MMHC completed a recapitalization transaction (the "1996 Recapitalization"). Pursuant to the 1996 Recapitalization, (i) MMHC made an additional capital contribution to MMI of approximately $3.5 million in cash and loaned MMI approximately $5.8 million, (ii) MMI borrowed an additional $5.0 million in senior subordinated secured notes payable from a supplier and an additional $1.0 million in other long-term debt, and (iii) MMI repaid the full amount of subordinated notes payable to affiliates of $14.8 million plus accrued interest.

A former stockholder of MMHC exercised its appraisal rights and filed a lawsuit against MMHC with respect to the value of the common and preferred stock redeemed in connection with the 1996 Recapitalization. In January 1997, MMHC paid the stockholder $2.2 million with respect to the value of the preferred stock, the original value offered in the 1996 Recapitalization. In October 1998, MMHC paid $6.45 million, including accrued interest of $1.04 million, to settle the value of the common stock redeemed. The $1.7 million increase in the original value offered in the 1996 Recapitalization has been charged to Additional Paid-in-Capital to reflect the finalization of the December 1996 change in capital contributions by MMHC. MMI declared a dividend of $1.3 million to MMHC during the fourth quarter of 1998 to settle the interest and legal expenses paid on MMHC's behalf by MMI. The $6.45 million settlement was funded by MMI's revolving credit facility and had no effect on the operating results of MMI.

Fiscal Year

MMI follows a 52-53 week fiscal year ending on the Saturday closest to December 31. The 1999, 1998, and 1997 fiscal years refer to the fifty-two week periods ended January 1, 2000, and January 2, 1999, and the fifty-three week period ended January 3, 1998, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost, except for assets acquired in business combinations which are recorded at fair market value at the date of acquisition. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated useful lives are as follows:

Building and improvements	10 to 31 years
Machinery and equipment	2 to 20 years

Depreciation expense was $7,834,000, $6,423,000 and $5,153,000 for fiscal years 1999, 1998 and 1997, respectively.

Major capital upgrades are capitalized. Maintenance, repairs and minor upgrades are expensed as incurred. Gains and losses from dispositions are included in the results from operations.

MMI leases certain machinery and equipment under capital leases. Assets recorded under capital leases are amortized over the period of the respective leases with the related amortization included in depreciation expense. Assets under these obligations, totaling $4,994,000 and $3,574,000 (net of accumulated amortization of $4,685,000 and $3,560,000) at January 1, 2000 and January 2, 1999, respectively, are included in property, plant and equipment in the accompanying consolidated balance sheets.

Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their net identifiable assets. Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 40 years. The carrying value of goodwill, as well as the related amortization periods, is periodically evaluated to determine whether adjustments to the carrying value or related lives are required. This evaluation is based on MMI's projection of undiscounted cash flows of the acquired operations over the remaining amortization period. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related goodwill, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows.

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

Concentration of Credit Risk

Financial instruments that could potentially subject MMI to concentrations of credit risk are accounts receivable. MMI continuously evaluates the creditworthiness of its customers and generally does not require collateral. No customer accounted for 10% or more of consolidated revenues for fiscal years 1999, 1998 and 1997.

Fair Value of Financial Instruments

MMI considers the recorded value of its monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate their respective fair values at January 1, 2000 and January 2, 1999. The carrying value of MMI's senior subordinated debt is approximately $150.0 million and $120.0 million versus its estimated fair value of approximately $154.5 million and $129.6 million at January 1, 2000 and January 2, 1999, respectively. The estimated fair values are based on the quoted market price. The fair value of the revolving credit facility approximated the carrying amount.

Reclassifications

Certain reclassifications have been made to the 1997 and 1998 financial statements in order to conform to the 1999 presentation.

2. Nonrecurring Expenses - Stock Compensation

Effective November 12, 1999 in connection with the 1999 Recapitalization, MMI incurred nonrecurring charges related to MMHC's stock options granted in previous years to certain employees of MMI. The aggregate effect of these expenses was $2.4 million for fiscal year 1999 ($1.4 million, net of tax).

3. Acquisitions of Businesses

During fiscal year 1999, MMI completed the acquisitions set forth below, each of which has been accounted for using the purchase method of accounting. The accompanying consolidated financial statements include the operating results of each of the acquired businesses from the date of the acquisition.

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

On December 30, 1999, MMI purchased certain assets of Reforce Steel and Wire Corporation for cash of approximately $3.4 million which was funded by the revolving credit facility. The operations acquired include a manufacturer of concrete accessories in Brooklyn, New York. The excess of the purchase price over the preliminary estimate of the fair value of the assets acquired of $1.7 million is being amortized over 10 years.

4. Inventories

Inventories consisted of the following:

	January 1, 2000	January 2, 1999

	(In thousands)
Raw Materials	$17,089	$17,024

Work-in-process	1,480	1,150

Finished goods	53,207	44,173

	$71,776	$62,347

5. Intangible Assets

Intangible assets consisted of the following:

	January 1, 2000	January 2, 1999	Estimated Lives

	(In thousands)
Goodwill	$34,637	$29,997	10-40 years
Customer lists and other	2,713	2,451	3-20 years

	37,350	32,448
Less accumulated amortization	4,524	3,325

	$32,826	$29,123

Intangible assets are amortized on a straight-line basis over their respective estimated lives (the period when benefits are expected to be derived). Total amortization expense for fiscal years 1999, 1998 and 1997 was $1,199,000, $764,000 and $354,000, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	January 1, 2000	January 2, 1999

	(In thousands)
Accrued compensation	$5,654	$5,114

Accrued insurance	2,364	1,606
Accrued retirement benefits	1,371	1,356

Other accrued liabilities	5,848	3,178

	$15,237	$11,254

7. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	January 1, 2000	January 2, 1999

	(In thousands)
Revolving credit facility	$10,446	$35,422
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (including premium of $1,903)	151,903	120,000
Capital lease obligations	5,318	4,019
Other notes payable	667	996

	168,334	160,437
Less current maturities	1,976	1,630

Long-term obligations	$166,358	$158,807

Revolving Credit Facility

MMI's revolving credit facility provides for maximum borrowings of $75.0 million (due December 2001) with interest payable at the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent. Borrowings bearing interest at a Eurodollar rate plus 1.5 percent are denominated in short-term obligations of U.S. LIBOR with 30 to 180 day maturities. On January 1, 2000 the portion of the outstanding borrowings under U.S. LIBOR was approximately $4.0 million which would mature on January 18, 2000. As of January 1, 2000, the average interest rate was 7.01 percent. MMI is required to pay a commitment fee of ½ of 1.0 percent of the unused portion of the credit facility on a monthly basis. The revolving credit facility is secured by all the assets and stock of MMI and guaranteed by MMHC. Borrowing availability under the revolving credit facility at January 1, 2000, after taking into account borrowing base restrictions and outstanding letters of credit, was approximately $35.3 million. The borrowing availability at year-end was based on a maximum borrowing limit of $48.5 million. The maximum borrowing limit was increased to $75.0 million on February 3, 2000 in connection with the funding of the Hallett Wire Products Company acquisition. See Note 14. MMI had outstanding letters of credit (which cannot exceed $20 million) totaling $2.6 million and $2.4 million at January 1, 2000 and January 2, 1999, respectively.

The terms of the revolving credit facility contain, among other provisions, affirmative and negative covenants that require MMI to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers and sales of assets. MMI's distribution of dividends to MMHC is only permitted under the revolving credit facility if certain tests as set forth in the loan agreement are met.

11.25% Senior Subordinated Notes

On April 16, 1997, MMI issued $120 million of senior subordinated notes due 2007. The net proceeds of $116.0 million, after fees and expenses, were used to (i) distribute $57.1 million to MMHC for the redemption by MMHC of certain of its equity interests, (ii) repay the entire $10.0 million principal amount, plus accrued interest, on a senior subordinated secured note payable, (iii) repay MMI's remaining indebtedness under a term loan facility of $11.4 million and (iv) reduce MMI's indebtedness under the revolving credit facility. The senior subordinated notes are general unsecured obligations of MMI and are subordinated to MMI's revolving credit facility.

On February 12, 1999, MMI issued $30 million of 11.25% senior subordinated notes due 2007 in a private offering. The net proceeds of approximately $31.1 million, which include the original issuance premium, after fees and expenses, were used to reduce the borrowings under the revolving credit facility. The effective interest rate of these notes is 10.5%.

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

The senior subordinated notes may be redeemable at the option of MMI, in whole or in part, at any time on or after April 15, 2002 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage

2002	105.625%
2003	103.750%
2004	101.875%
2005 and thereafter	100.000%

Scheduled maturities of long-term debt, including capital lease obligations, are as follows:

	Long-Term Debt	Capital Leases

	(In thousands)
2000	$339	$1,923
2001	10,799	1,725
2002	-	1,231
2003	-	764
2004 and thereafter	150,000	272

	161,138	5,915
Less amount representing interest	-	622

	$161,138	$5,293

8. Operating Leases

MMI leases warehouse and office space and certain machinery and equipment under operating leases. Future minimum lease payments on noncancelable operating leases with remaining terms of one or more years consisted of the following at January 1, 2000 (in thousands):

2000	2,898
2001	1,925
2002	1,054
2003	515
2004	279
2005 and thereafter	159

Total	$6,830

Total rental expense for fiscal years 1999, 1998 and 1997 was $5,846,000, $5,103,000 and $4,225,000, respectively.

9. Employee Benefit Plans

Defined Contribution Plans

401(k) Plan. MMI maintains the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan"). All Company employees are eligible to participate in the 401(k) Plan after one year of employment. In some instances amendments are made to the 401(k) Plan for immediate eligibility of employees of an acquired company. Employees may elect to make pre-tax contributions up to the applicable statutory maximum limits to the 401(k) Plan. MMI makes matching contributions (subject to statutory limits) in an amount equal to 25% of the employee's contributions on the first 2% of the employee's compensation. In addition, MMI may make additional contributions in such amounts as it may elect. Company contributions vest over four years at a rate of 25% for each year of service completed.

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

MMI's contributions to the 401(k) Plan and the Pension Plan for fiscal years 1999, 1998, and 1997 were $1,789,000, $1,385,000 and $1,285,000, respectively.

Defined Benefit Plans

MMI maintains a retirement plan which covers certain employees under a collective bargaining agreement. Plan benefits are based primarily on years of service. It is the policy of MMI to fund this plan currently based upon actuarial determinations and applicable tax regulations.

	Fiscal Years
	1999	1998

	(In thousands)

Reconciliation of benefit obligation:

Obligation at beginning of year	$2,233	$2,142

Service cost	73	65

Interest cost	153	157

Actuarial gain (loss)	(104)	387
Benefit payments	(98)	(329)
Settlements	-	(189)

Obligation at end of year	$2,257	$2,233

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	1,692	1,437
Actual return on plan assets	160	137
Employer contributions	421	407
Actuarial gain	117	286
Benefit payments	(98)	(329)
Settlements	-	(246)

Fair value of plan assets at end of year (1)	$2,292	$1,692

Funded status:
Funded status at end of year	35	(541)
Unrecognized prior-service cost	86	96
Unrecognized loss	133	369

Net amount recognized	$254	$(76)

(1) Plan assets are comprised of various equity, debt and government securities.

The following table provides the amounts recognized in the statement of financial position:

	January 1, 2000	January 2, 1999

	(In thousands)

Accrued benefit asset (liability)	$35	$(541)

Intangible asset	86	96

Accumulated other comprehensive income	133	369

Net amount recognized	$254	$(76)

The plan's accumulated benefit obligation was $2,257,000 and $2,233,000 for fiscal years 1999 and 1998, respectively.

	Fiscal Years
	1999	1998	1997

	(In thousands)
Service Cost	$73	$65	$61
Interest Cost	153	157	133
Expected return on plan assets	(160)	(137)	(62)
Amortization of prior-service cost	11	11	-
Amortization of net (gain) loss	15	5	(49)

Net periodic benefit cost	$92	$101	$83

The amount included within other comprehensive income arising from changes in the additional minimum pension liability was $272,000 in fiscal year 1999 and a charge of $70,000 for fiscal year 1998.

The prior-service costs are amortized on a straight-line basis over the average remaining working lifetime of participants. Gains and losses in excess of 10% of the greater of benefit obligation and the market-related value of assets are amortized over the average remaining working lifetime of participants expected to receive benefits.

	Fiscal Years
	1999	1998

Weighted average assumptions:

Discount rate	7.75%	7.00%

Expected long-term rate of return on assets	8.50%	8.50%

MMI also contributes to certain multi-employer, defined benefit plans covering certain employees under other collective bargaining agreements. Total expenses for these plans were $345,000, $280,000 and $245,000 for fiscal years 1999, 1998 and 1997, respectively.

Stock Options

On November 12, 1999 options for 15,660 shares of MMHC Class A Common Stock were redeemed at a price of $1.00 per share in connection with the 1999 Recapitalization transaction. All outstanding stock options were redeemed in this transaction and subsequently the plan was terminated. In 1999 and 1998, no options were issued or exercised.

On June 27, 1997, MMHC issued noncompensatory options for 1,000 shares of MMHC common stock to a director of MMI, exercisable for $1 per share, the fair value of the common stock at the date of grant. These options vest over a four-year period and expire five years from the date of grant. During 1997, MMHC issued 3,230 shares of common stock pursuant to exercises of stock options.

Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. MMI uses the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for MMHC's stock options granted to MMI's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

If the provisions of SFAS 123 had been used in fiscal years 1999, 1998, and 1997 earnings would not have been materially different than reported.

10. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Years

	1999	1998	1997

	(In thousands)
Current:
Federal	$10,482	$5,759	$1,871
State and local	2,352	1,245	404

	12,834	7,004	2,275
Deferred:
Federal	76	280	2,412
State and local	16	60	474

	92	340	2,886

	$12,926	$7,344	$5,161

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of MMI's deferred tax liabilities and assets are as follows:

	January 1, 2000	January 2, 1999

	(In thousands)
Deferred tax liability:

Property, plant and equipment	$4,925	$5,049

Trade receivables valuation	558	837
Other	3,040	2,107

Total deferred tax liabilities	8,523	7,993
Deferred tax assets:
Inventory valuation	1,065	771
Allowance for doubtful accounts	732	715
Self-insurance accruals	684	667
Other	527	417

Total deferred tax assets	3,008	2,570

Net deferred tax liabilities	$5,515	$5,423

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows for fiscal years 1999, 1998, and 1997:

	Fiscal Years

	1999	1998	1997

	(In thousands)
Tax at US statutory rate	$11,034	$6,396	$4,514
State and local income taxes, net of federal benefit	1,587	844	572
Other, net	305	104	75

Total	$12,926	$7,344	$5,161

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

The accounting policies of the reportable segments are the same as those described in Note 1. MMI evaluates the performance of its operating segments based upon income before interest expense, income taxes, depreciation, amortization and nonrecurring items.

Summarized financial information concerning the reportable segments is shown in the following table. The Corporate column for earnings before interest and income taxes represents only amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

	Fiscal Year 1999

		Concrete
	Fence	Construction	Corporate	Total

	(In thousands)
External sales	$270,714	$209,891	$-	$480,605
Nonrecurring expenses (1)	-	-	2,441	2,441
Earnings before interest and income taxes	19,456	35,165	(3,642)	50,979
Interest expense	-	-	19,453	19,453
Income taxes	-	-	12,926	12,926
Net income	19,456	35,165	(36,021)	18,600
Depreciation	3,647	4,187	-	7,834
EBITDA (2)	23,101	39,352	-	62,453
Segment assets (3)	107,219	94,791	41,473	243,483
Capital expenditures	2,153	4,385	93	6,631

	Fiscal Year 1998

		Concrete
	Fence	Construction	Corporate	Total

	(In thousands)
External sales	$208,117	$210,238	$-	$418,355
Earnings before interest and income taxes	14,043	22,315	(764)	35,594
Interest expense	-	-	17,320	17,320
Income taxes	-	-	7,344	7,344
Net income	14,043	22,315	(25,428)	10,930
Depreciation	2,919	3,504	-	6,423
EBITDA (2)	16,962	25,819	-	42,781
Segment assets (3)	89,304	92,700	38,222	220,226
Capital expenditures	1,606	8,325	295	10,226

	Fiscal Year 1997

		Concrete
	Fence	Construction	Corporate	Total

	(In thousands)
External sales	$177,640	$169,265	$-	$346,905
Earnings before interest and income taxes	11,290	14,980	(354)	25,916
Interest expense	-	-	13,018	13,018
Income taxes	-	-	5,161	5,161
Net income	11,290	14,980	(18,533)	7,737
Depreciation	2,432	2,721	-	5,153
EBITDA (2)	13,722	17,701	-	31,423
Segment assets (3)	63,200	69,683	19,935	152,818
Capital expenditures	1,277	3,126	157	4,560

(1) Nonrecurring stock compensation expense resulting from the exercise of stock options as part of the 1999 Recapitalization of MMHC.
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
(3) Segment assets include accounts receivable, inventory and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

13. Quarterly Financial Data (Unaudited)

(In thousands)	1999 (by fiscal quarter)

	1	2	3	4

Net sales	$102,942	$136,198	$131,158	$110,307
Gross profit	18,014	27,492	25,274	22,095
Net income	2,367	7,902	6,245	2,086

	1998 (by fiscal quarter)

	1	2	3	4

Net sales	$86,308	$116,181	$114,062	$101,804
Gross profit	12,041	18,829	19,233	17,291
Net income	389	3,897	4,236	2,408

14. Subsequent Events

On January 10, 2000, Security Fence Supply Co. Inc. a wholly owned subsidiary was merged into MMI.

On February 3, 2000, MMI purchased all of the issued and outstanding capital stock of Hallett Wire Products Company, a Minnesota corporation ("Hallett"). Hallett manufactured welded wire mesh at plant facilities located in St. Joseph, Missouri and Kingman, Arizona. Hallett had net sales of approximately $37 million for the year ended December 31, 1999. The total acquisition price was $40 million in cash and was funded by MMI's revolving credit facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding MMI's directors and executive officers, including their respective ages.

Name	Age	Position

Julius S. Burns	67	President and Chief Executive Officer; Director
Thomas F. McWilliams	57	Director
Carl L. Blonkvist	63	Director
Stuyvesant Comfort	28	Director
John Sexton	57	Director
Robert N. Tenczar	50	Vice President, Chief Financial Officer and Secretary
James M. McCall	57	Vice President - General Manager - Mesh
Davy J. Wilkes	62	Vice President - General Manager - Concrete Accessories
Mike W. Weaver	52	Vice President - General Manager - Fence

Julius S. Burns has been President and Chief Executive Officer and a director of MMI since February 1989. Prior to February 1989, Mr. Burns served as President and General Manager of Ivy Steel & Wire Company, Inc., a predecessor to MMI, for 13 years. Mr. Burns has 34 years of related industry experience.

Thomas F. McWilliams has been a director of MMI since 1992. Mr. McWilliams is Managing Director of Citicorp Venture Capital, Ltd., a small business investment company ("CVC"), and has been affiliated with CVC since 1983. Mr. McWilliams is a member of CVC's three-person investment committee. Mr. McWilliams is a director of Chase Brass Industries, Inc., a metals processing company, Ergo Science Corporation, a pharmaceutical product development company and various other private companies.

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

Stuyvesant Comfort has been a director of MMI since December 1999. Mr. Comfort was an executive at Alchemy Partners, a U.K. based private equity advisor, and has been affiliated with Alchemy Partners from February 1999 to February 2000. Mr. Comfort previously served in the strategic investments and acquisitions group of Microsoft Corporation from March 1996 to December 1998.

John Sexton has been a director of MMI since December 1999. Mr. Sexton is a Professor of Law and Dean at New York University School of Law. Mr. Sexton has been with New York University School of Law since 1981. Mr. Sexton was a law clerk for the U.S. Court of Appeals and U.S. Supreme Court from 1979 to 1981. Currently Mr. Sexton is a director of Fund for Modern Courts and was a director for National Association of Securities Dealers Regulations, Inc.

Robert N. Tenczar has been Vice President, Chief Financial Officer and Secretary of MMI since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, Houston, Texas, his last assignment as Vice President - Finance of its EnviroTech Controls division.

James M. McCall has been employed with MMI and its predecessors in various management positions of increasing responsibility since 1975, most recently as MMI's Vice President - General Manager - Mesh since 1989. Mr. McCall has 36 years of related industry experience.

Davy J. Wilkes has been employed by MMI and its predecessors since 1974, most recently as MMI's Vice President - General Manager - Concrete Accessories since November 1992. Mr. Wilkes has 40 years of related industry experience.

Mike W. Weaver has been employed by MMI and its predecessors since 1971, most recently as MMI's Vice President - General Manager - Fence since September 1998. Mr. Weaver has 29 years of related industry experience.

Each director holds office until the next annual meeting of stockholders of MMI or until their successor is duly elected and qualified. All officers are elected annually and serve at the direction of the Board of Directors. In 1999 the Board of Directors approved a resolution to increase the number of members to five. Directors of MMI are reimbursed for all expenses actually incurred for each Board meeting which they attend. One member of the Board of Directors receives a fee of $2,000 per meeting he attends. The other members of the Board of Directors do not receive a fee for any meetings they attend. The executive officers of MMI are elected by the Board of Directors to serve at the discretion of the Board.

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

Item 11. Executive Compensation

The following table sets forth the compensation for fiscal years 1999, 1998, and 1997 awarded to or earned by the chief executive officer of MMI and the four other most highly compensated executive officers of MMI who were serving as executive officers at January 1, 2000.

Summary Compensation Table
Annual	All Other
Compensation	Compensation

Name and Principal Position (1)		Salary	Bonus	401 (k)	Pension

Julius S. Burns - President and Chief	1999	$275,040	$969,198	$-	$30,000
Executive Officer; Director	1998	275,040	1,230,726	-	28,399
	1997	250,020	450,000	1,344	26,295

James M. McCall - Vice President -	1999	169,320	101,592	1,116	12,429
General Manager - Mesh	1998	160,500	90,652	1,089	11,548
	1997	150,000	90,000	794	9,965

Mike W. Weaver - Vice President -	1999	156,720	94,032	1,101	8,767
General Manager - Fence	1998	131,090	55,710	842	6,619

Davy J. Wilkes - Vice President -	1999	156,000	93,600	1,085	19,822
General Manager - Concrete Accessories	1998	132,850	77,652	1,003	15,375
	1997	124,170	68,040	928	13,215

Robert N. Tenczar - Vice President,	1999	144,160	84,240	1,102	6,761
Chief Financial Officer and Secretary	1998	136,940	78,012	1,029	5,927
	1997	125,480	69,840	763	4,970

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

None of the executive officers named in the Summary Compensation table were granted options to purchase any capital stock of MMHC during fiscal years 1999 or 1998.

401(k) Plan

MMI maintains the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan"). All MMI employees are eligible to participate in the 401(k) Plan after one year of employment. Employees may elect to make pre-tax contributions up to the applicable statutory maximum limits to the 401(k) Plan. MMI makes matching contributions (subject to statutory limits) in an amount equal to 25% of the employee's contributions up to 2% of the employee's compensation. In addition, MMI may make additional contributions in such amounts as it may elect. Company contributions are vested at a rate of 25% for each year of service.

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

Compensation of Directors

See Item 10, which is incorporated heren by reference, for a description of compensation of directors.

Employment Agreement

Julius S. Burns, MMI's President and Chief executive Officer, has entered into an employment agreement with MMI that will expire (unless renewed) on December 31, 2003. The agreement provides for a base salary of $275,000 per year, which may be increased annually in the discretion of the Board of directors, and a discretionary annual bonus based on performance criteria established from time to time by the Board of Directors.

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

Non-Compete in Employment Agreement

Mr. Burn's employment agreement also contains a non-competition provision under which he has agreed not to: (i) disclose, during or after the term of his employment, any of the confidential information of MMI to any person or entity for any reason or purpose whatsoever, (ii) solicit or induce for a period of two years following termination any person employed by, or the agent of, MMI to terminate his contract of employment or agency with MMI and (iii) compete with MMI in any business in which MMI is engaged in at the date of termination in any state in the United States of America in which MMI has made sales during the twelve months immediately preceding termination for a period of two years following termination. If Mr. Burns is terminated by the Board of Directors of MMI by written or oral notice, Mr. Burns' non-competition restriction will apply only for a period of one year, plus the number of months MMI elects to pay monthly severance payments to Mr. Burns after the expiration of such one year period.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of MMI is responsible for determining executive officer compensation. Julius S. Burns currently serves as both a director and the President and Chief Executive Officer of MMI.

Item 12. Security Ownership of Certain Beneficial Owners and Management

MMI is a wholly owned subsidiary of MMHC. The following table sets forth certain information regarding the beneficial ownership of MMHC's capital stock as of March 21, 2000, by (1) each person who is known to MMI to beneficially own more than five percent (5%) of any class of voting securities of MMHC, (2) each of our directors and executive officers and (3) all directors and officers as a group. MMHC has three classes of Common Stock. MMHC's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), Class B Common Stock, par value $0.01 per share (the "Class B Common Stock") and Class C Common Stock, par value $0.01 per share (the "Class C Common Stock") vote together as a single class. The Class A Common Stock is the class into which all other classes of Common Stock are convertible under certain circumstances, and until all classes are converted, has 17% of the combined voting power of all three classes of Common Stock. Each share of Class A Common Stock has voting power equal to its pro rata share of such 17.0% vote. The only outstanding shares of Class A Common Stock are held by Carl Blonkvist. The Class B Common Stock has 49.5% of the combined voting power of the three classes of Common Stock and is held by CVC and its affiliates and associates. All of the Class B Common Stock shares will be voted in accordance with a majority of interest vote of such class, which is held by CVC. The Class C Common Stock has 33.5% of the combined voting power of the three classes of Common Stock and is held by management of MMHC. Class B Common Stock is convertible into Class A Common Stock upon the first to occur of the date on which the outstanding number of shares of Class B Common Stock represents less than 45% of the outstanding Common Stock and upon a vote of the holders of a majority in interest of the Class B Common Stock to convert their shares of Class B Common Stock into Class A Common Stock. In addition, any holder of the Class B Common Stock, other than CVC may convert his or its shares to Class A Common Stock at such time that such person is no longer affiliated or associated with CVC. The Class C Common Stock automatically converts into Class A Common Stock upon an initial public offering, if required by the underwriters, or at such time that no shares of Class B Common Stock are still outstanding. As of March 21, 2000, 2,000 shares of Class A Common Stock, 818,164 shares of Class B Common Stock and 126,536 shares of Class C Common Stock, were outstanding.

		Percentage of
	Number of	Total Voting
	Shares (1)	Power (2)

5% Shareholders

Citicorp Venture Capital, Ltd.	538,170	56.85%

399 Park Avenue

14th Floor, Zone 4
New York, New York 10043

CCT Partners III, L.P. (3) (4)	188,233	19.88%

Julius S. Burns (5)	56,000	5.91%

8506 Tranquil Park Drive

Spring, Texas 77379

Directors and Executive Officers
Carl Blonkvist	2,000	0.21%

5121 Tanbark Drive

Dallas, Texas 75229

Thomas P. McWilliams (3)	27,891	2.95%

Robert N. Tenczar	7,016	0.74%

14807 Bramblewood Drive

Houston, Texas 77079

James M. McCall	12,939	1.37%

2014 Crystal Springs Drive

Kingwood, Texas 77339

Davy J. Wilkes	3,500	0.37%

5214 Jules Verne Court

Tampa, Florida 33611

Michael W. Weaver	8,428	0.89%

3407 Cedar Mill Court

Kingwood, Texas 77339

All directors and officers as a group (1 person)	126,536	13.37%

(1) On March 6, 2000, the Board of Directors authorized the issuance of additional Class C Common Stock to Julius S. Burns, Robert N. Tenczar, James M. McCall, and Michael W. Weaver. MMHC has not yet entered into agreements with these officers and director for the issuance of such shares.
(2) Percentage given on a basis as if all shares of Class B Common Stock and Class C Common Stock were converted into shares of Class A Common Stock.
(3) Address is: c/o Citicorp Venture Capital, Ltd., 300 Park Avenue, 14th Floor, Zone 4, New York, New York, 10043
(4) Thomas P. McWilliams has a 26.2% indirect interest, and William T. Comfort has a 20% indirect interest, in CCT Partners III, L.P.'s investment in MMHC.
(5) Julius S. Burns is also a Director and Chief Executive Officer of MMHC.

Item 13. Certain Relationships and Related Transactions

Recapitalization

On November 12, 1999, MMHC completed a recapitalization transaction (the "1999 Recapitalization") in which (i) MMHC entered into a $69.2 million subordinated credit facility due in 2007 (the "MMHC Credit Facility") with an investment fund managed by an affiliate of MMHC's majority economic owner, (ii) MMHC redeemed its existing equity interests including stock options granted to certain employees and a director of MMI, and (iii) certain MMHC stockholders and new stockholders invested in new common and preferred stock of MMHC. Interest at a rate of 14% per annum on the MMHC Credit Facility is payable semi-annually in cash or in kind at the option of MMHC. In connection with the MMHC Credit Facility, MMHC also issued a warrant to such lender to purchase its Class B Common Stock. The warrant is not exercisable until September 30, 2007. The MMHC preferred shares have a stated value of $64.8 million and accrue cumulative preferred dividends at a rate of 12% per annum. Cash payment of dividends on MMHC's common and preferred stock is not permitted while the MMHC Credit Facility is outstanding.

Availability of cash at MMHC to pay the MMHC Credit Facility interest and cumulative preferred dividends is principally dependent upon MMI's cash flows. MMI's revolving credit facility agreement and senior subordinated notes indenture require MMI to meet certain restricted payment tests before distribution of any dividends to MMHC.

As a result of the MMHC 1999 Recapitalization, MMI recognized a non-cash compensation charge of $2.4 million ($1.4 million net of tax) relating to the redemption of MMHC's stock options granted in previous years to certain employees.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements
Included in Part II of this report:

Report of Independent Auditors

Consolidated Balance Sheets at fiscal year end 1999 and 1998

Consolidated Statements of Operations for fiscal years 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholder's Equity for fiscal years 1999, 1998 and 1997

Consolidated Statements of Cash Flows for fiscal years 1999, 1998 and 1997

Notes to Consolidated Financial Statements

2. Financial Statement Schedule
Included in Part IV of this report:

Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Exhibits

3.1 Restated Certificate of Incorporation of MMI Products, Inc. (1)
3.2 Amended and Restated By-laws of MMI Products, Inc. (1)
4.1 Indenture dated as of April 16, 1997 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (1)
10.1 Registration Rights Agreement dated as of April 16, 1997 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
10.2 Registration Rights Agreement dated as of February 12, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (2)
10.3 Loan and Security Agreement dated as of December 13, 1996 among MMI Products, Inc., Fleet Capital Corporation, as a lender and collateral agent, and Transamerica Business Credit Corporation, as amended. (1)
10.4 Employment Agreement dated as of January 1, 2000 by and among MMI Products, Inc. and Julius S. Burns. (3)
10.5 Amendment No. 4 to the MMI Products, Inc. Pension Plan. (5)
10.6 Amendment to the MMI Products, Inc. Pension Plan. (3)
10.7 Procurement Agreement dated as of December 13, 1996 between MMI Products, Inc. and Mannesmann Pipe & Steel Corporation, as amended. (1)
10.8 The Merchants Metals Holding Company 1988 Stock Option Plan dated as of December 12, 1988, as amended. (1)
10.9 The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)
10.10 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Julius S. Burns. (1)
10.11 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Carl L. Blonkvist. (1)
10.12 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Thomas F. McWilliams. (1)
10.13 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and James M. McCall. (1)
10.14 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Davy J. Wilkes. (1)
10.15 Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Robert N. Tenczar. (1)
10.16 Purchase Agreement dated as of April 11, 1997 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
10.17 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns. (3)
10.18 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar. (3)
10.19 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall. (3)
10.20 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes. (3)
10.21 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Michael Weaver. (3)
10.22 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl Blonkvist. (3)
10.23 Asset Purchase Agreement by and between MMI Products, Inc. and Atlantic Steel Industries, Inc., dated as of June 10, 1996. (4)
10.24 Asset Purchase Agreement by and between MMI Products, Inc. and The Burke Group, L.L.C., dated as of December 12, 1997. (4)
10.25 Asset Purchase Agreement by and between MMI Products, Inc. and National Wholesale Fence, dated as of June 7, 1999. (3)
10.26 Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (5)
21.1 Security Fence Supply Co., Inc., a Maryland corporation. This subsidiary was merged with and into the registrant on January 10, 2000. (3)
24 Power of Attorney (3)
27 Financial Data Schedule (3)

(1) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-29141)
(2) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-76971)
(3) Filed herewith
(4) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1997.
(5) Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1998.

(b) Reports on Form 8-K
None

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

Date: March 6, 2000 By: /s/ Julius S. Burns
Julius S. Burns, President
and Chief Executive Officer
(principal executive officer and director)

Date: March 6, 2000 By: /s/ Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(principal financial and accounting officer)

Date: March 6, 2000 By: ___________*____________
Thomas F. McWilliams, Director

Date: March 6, 2000 By: ___________*____________
Carl L. Blonkvist, Director

* By: /s/ Robert N. Tenczar
Robert N. Tenczar
Attorney-in-fact

Schedule II

MMI Products, Inc.
Valuation and Qualifying Accounts

	Balance at	Charged to				Balance
	Beginning	Costs and				at End of
	of Period	Expenses		Deductions		Period

	(In thousands)
Fiscal Year Ended January 1, 2000:
Allowance for Doubtful Accounts	$1,926	$1,471		$730	(1)	$2,667
Reserve for damaged and slow-moving inventory	634	270		115	(2)	789

Fiscal Year Ended January 2, 1999:
Allowance for Doubtful Accounts	$1,876	$234		$184	(1)	$1,926
Reserve for damaged and slow-moving inventory	946	103		415	(2)	634

Fiscal Year Ended January 3, 1998:
Allowance for Doubtful Accounts	$1,701	$-		$(175)	(1)	$1,876
Reserve for damaged and slow-moving inventory	1,833	(620)	(3)	267	(2)	946

(1) Uncollectible accounts written off, net of recoveries.
(2) Write off of inventory.
(3) Reversal of reserves due to changes in estimates.

Exhibit 10.4

EMPLOYMENT AGREEMENT

This Employment Agreement (the "Agreement") is made and entered into as of January 1, 2000, by MMI Products, Inc., a Delaware corporation (the "Company"), and Julius S. Burns, a resident of Texas (the "Employee").
W I T N E S S E T H:
WHEREAS, the Company desires to employ the Employee, and the Employee desires to accept such employment, on the terms and conditions set forth in this Agreement; and
WHEREAS, in connection with the Employee's employment by the Company, the Employee entered into a Stock Repurchase Agreement with Merchants Metals Holding Company, a Delaware corporation and parent of the Company ("Holding"), dated as of November 12, 1999 ( the "Stock Repurchase Agreement");
THEREFORE, in consideration of the premises and the covenants contained in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Employee hereby agree as follows:

1. Employment. The Company hereby employs the Employee as its President and Chief Executive Officer, and the Employee hereby accepts such employment, upon the terms and conditions set forth in this Agreement.

2. Duties of the Employee. During the term of this Agreement, the Employee shall, under the direction of the Board of Directors of the Company, perform such executive, management, consulting, business development and other duties that the Board of Directors of the Company may from time to time assign, which are usual and customary for such positions described in Section 1. The Employee shall devote all of his business time, attention and energy to the Company; provided that the foregoing does not prohibit the Employee from making investments or performing charitable functions, that do not unreasonably interfere with the performance of his duties with the Company or otherwise violate the terms of this Agreement.

3. Compensation.
(a) The Employee shall receive as compensation for his services hereunder an annual salary of $275,000, which sum shall be payable in equal semi?monthly installments (the "Base Compensation"). The Employee's Base Compensation shall be reviewed at least annually by the Board of Directors, and the Employee shall be entitled to such increases in his Base Compensation as the Board of Directors may determine.
(b) The Employee will also be entitled to participate in the senior management incentive plan to be established by the Company that will afford the Employee the opportunity to earn incentive compensation as approved by the Company's Board of Directors. The amount payable to the Employee under such incentive plan will be based on the Company's earnings and return on investment, according to objectives determined by the Board of Directors.

4. Other Benefits. The Employee shall be entitled to participate in any health insurance, life insurance or other benefits that are generally extended, from time to time, to the employees of the Company (or to executives of the Company, if different from those provided to employees generally). The Employee shall be entitled to reasonable vacations, consistent with the Company's policies and Employee's position. Upon the submission of properly documented expense account reports, the Company shall reimburse the Employee for all reasonable travel and entertainment expenses incurred by the Employee in the course of his employment. The Company will also provide the Employee a car allowance in accordance with Company policy.

5. Term. The term of employment hereunder shall commence upon the date hereof and continue until December 31, 2003, unless sooner terminated in accordance with the provisions hereof.

6. Termination.
6.1 Death or Disability. The employment of the Employee shall terminate automatically upon the death or total disability of the Employee. For the purpose of this Agreement, "total disability" shall be deemed to have occurred if in the sole judgment of the Board of Directors the Employee shall have been unable to perform the duties of his employment due to his mental or physical condition for a period of 180 days.
6.2 Cause. The Company may terminate the employment of the Employee under this Agreement for Cause. For purposes of this Agreement, "Cause" means conduct of the Employee (i) resulting in the conviction of, or plea of nolo contendre to, a felony, (ii) which constitutes a material breach of, or continued gross neglect of his duties or responsibilities under, this Agreement, (iii) which constitutes fraud, dishonesty in connection with his employment, competition with the Company, Holdings or any of their respective subsidiaries, or unauthorized use of Confidential Information (as defined below), or (iv) which constitutes his failure to properly perform his duties in the reasonable good faith judgment of the Board of Directors of the Company; provided, however, the Company shall give Employee written notice of any actions alleged to constitute Cause under clause (ii) or (iv) above, and the Employee shall have a reasonable opportunity (as specified by the Board of Directors) to cure any such alleged Cause.
6.3 Notice. The Board of Directors of the Company may terminate the employment of the Employee upon notice, written or oral, given or delivered to the Employee.

7. Compensation Upon Termination.
7.1 Death or Disability. If the employment of the Employee is terminated pursuant to the provisions of Section 6.1, all rights of the Employee under this Agreement shall terminate, and no further compensation shall be payable to the Employee except as specifically provided herein; provided, however, that the Employee or the Employee's estate, heirs and beneficiaries, as applicable, shall be entitled to receive in a lump sum cash payment promptly after termination of the Employee's employment (a) Base Compensation accrued through the date of termination, as well as any reimbursable expenses incurred pursuant to Section 4 of this Agreement; (b) incentive compensation payable to the Employee pursuant to Section 3(b), prorated to the date of termination based upon the incentive compensation paid or payable to the Employee pursuant to Section 3(b) in respect of the Company's preceding fiscal year; and (c) any other benefits specifically provided to the Employee under any benefit plan.
7.2 Cause. If the employment of the Employee is terminated pursuant to the provisions of Section 6.2 herein, all rights of the Employee under this Agreement shall terminate, and no further compensation shall be paid to the Employee, other than Base Compensation accrued through the date of termination as well as any reimbursable expenses incurred pursuant to Section 4 of this Agreement.
7.3 Termination of Employment. If the employment of the Employee under this Agreement is terminated pursuant to the provisions of Section 6.3 (other than as described in Section 7.4 below), all rights of the Employee under this Agreement shall terminate, and no further compensation shall be payable to the Employee except as specifically provided herein; provided, however, that the Employee shall be entitled to receive in a lump sum cash payment the amount determined under Section 7.1, plus monthly severance payments equal to his monthly Base Compensation for the lesser of (a) the number of months remaining under the term of this Agreement, or (b) 12 months.
7.4 Change in Control. If the employment of the Employee under this, Agreement is terminated pursuant to the provisions of Section 6.3 within one year of a Change in Control (as defined below), all rights of Employee under this Agreement shall terminate and no further compensation shall be payable to the Employee except as specifically provided herein; provided, however, the Employee shall be entitled to receive in a lump sum cash payment the amount determined under Section 7.1 plus monthly severance payments in accordance with Section 7.3 plus incentive compensation pursuant to Section 3(b) pro rated for the period from the date of termination through the lesser of (a) the number of months remaining under the terms of this Agreement, or (b) 12 months, in either case based upon the incentive compensation paid or payable to the Employee pursuant to Section 3(b) in respect of the Company's preceding fiscal year. As used herein, the term "Change in Control" shall mean (a) the sale, lease or other transfer of all or substantially all of the assets of the Company to any person or group (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended); (b) the adoption by the stockholders of the Company of a plan relating to the liquidation or dissolution of the Company; (c) the merger or consolidation of the Company or Holding with or into another entity or the merger of another entity into the Company or Holding or any subsidiary thereof with the effect that immediately after such transaction the stockholders of the Company or Holding, as the case may be, immediately prior to such transaction (or their Related Parties (as defined below)) directly and indirectly hold (i) less than fifty percent (50%) of the common stock or other form of common equity and (ii) less than fifty percent (50%) of the stockholder voting power, of the entity surviving such merger or consolidation; or (d) the acquisition by any person or group, other than the current stockholders or their Related Parties, of (i) more than fifty percent (50%) of the common stock and (ii) more than fifty percent (50%) of the stockholder voting power, of the Company or Holding, as the case may be. Furthermore, as used herein, the term "Related Parties" shall mean with respect to any person (x) the spouse and lineal ascendants and descendants of such person, and any sibling of any of such persons and (y) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners, owners or persons beneficially holding an eighty percent (80%) or more controlling interest of which consist of such person or the persons referred to in subsection (x) above.

8. Confidential Information and Agreement Not to Compete
8.1 Disclosure of Information. The Employee will not, during or after the term of his employment, disclose any trade secrets or confidential information of the Company, Holding or any of their respective subsidiaries (such trade secrets and confidential information being "Confidential Information") to any person or entity for any reason or purpose whatsoever, except as may be required by law
8.2 Agreement Not to Compete. Following the termination of his employment with the Company pursuant to Section 6, the Employee agrees that for a period of two years neither he nor any affiliate shall, either in his own behalf or as a partner, officer, director, employee, agent or shareholder (other than as the holder of less than 5% of the outstanding voting capital stock of any corporation with a class of equity security registered under the Securities Act of 1934, as amended) engage in, invest in or render services to any person or entity engaged in any businesses in which the Company is engaged at the date of termination and situated within any states of the United States of America in which the Company has made sales during the 12 months immediately preceding termination (a "Competitive Business"); provided that if the Employee is terminated pursuant to Section 6.3 of the Employment Agreement, the foregoing restriction will apply only for a period of one year, plus the number of months that the Company elects at its sole option (which may be zero but in no event greater than 12 months) to pay monthly severance payments equal to the Employee's monthly Base Compensation to the Employee after the expiration of such one?year period. Nothing contained in this Section shall be construed as restricting the Employee's right to sell or otherwise dispose of any business or investments owned or operated by the Employee as of the date of termination.
8.3 Agreement Not to Solicit Employees. Following the, termination of his employment with the Company, the Employee agrees that for a period of two?years neither he nor any affiliate shall, either alone or on behalf of any business engaged in a Competitive Business, solicit or induce, or in any manner attempt to solicit or induce, any person employed by, or any agent of, the Company or any of its subsidiaries to terminate his contract of employment or agency, as the case may be, with the Company or any of its subsidiaries.
8.4 Injunctive Relief. The parties agree that the remedy at law for the breach of any provision of this Section 8 will be inadequate and that, in addition to any other remedies it may have in the event, of breach, the Company shall be entitled to temporary and permanent injunctive relief to prevent the Employee's continued breach of such provisions without the necessity of proving actual damage. The covenants in this Section 8 are independent, and the existence of any claim or cause of action of the Employee or any of his affiliates against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement of this Agreement by the Company.

9. Notice. Any notice required or permitted hereunder shall be deemed sufficiently given if in writing and either personally delivered or sent by registered, certified, or first class mail, postage prepaid, addressed to the part at the address set forth below, or at such other address as the party may subsequently designate:

If to the Employee, to: (a) Julius S. Burns
515 West Greens Road, #710
Houston, Texas 77067
If to the Company, to: (b) MMI Products, Inc.
515 West Greens Road, #710
Houston, Texas 77067
Attn: Thomas F. McWilliams
Copy to: Citicorp Venture Capital Ltd.
399 Park Avenue
Floor 14/Zone 4
New York, New York 10022
Attn: Thomas F. McWilliams

10. Amendment; Waiver. No modification or amendment hereof shall be valid and binding, unless it be in writing and signed by the parties hereto. The waiver of any provision hereof shall be effective only in the specific instance and for the particular purpose for which it was given. No failure to exercise, and no delay in exercising, any right or power hereunder shall operate as a waiver thereof.

11. Benefit. This Agreement shall inure to the benefit of and shall be binding upon the Employee, his heirs and personal representatives, and the Company, its successors and assigns. Neither this Agreement, nor the rights and obligations created hereunder, may be assigned by either party without the consent of the other party.

12. Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid, or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable; this Agreement shall be construed and enforced as if such illegal, invalid, or unenforceable provisions had never comprised a part hereof; and the remaining provisions shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Agreement. Furthermore, in lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid and enforceable.

13. Headings. The headings of the paragraphs of this Agreement have been inserted for convenience of reference only and shall in no way restrict or modify any of the terms or provisions hereof.

14. Attorney's Fees. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs and necessary disbursements in addition to any other relief to which he or it may be entitled.

15. Entire Agreement; Modification. This Agreement and the Stock Repurchase Agreement contain the entire agreement among the parties and Holding and supersede all prior agreements and understandings, oral or written, with respect to the transactions contemplated herein and the Stock Repurchase Agreement, including any and all severance pay agreements between the Company or its predecessors and the Employee.

16. Governing Law. This Agreement has been entered into the State of Texas and shall be construed in accordance with, and governed by, the laws, excluding the conflicts of law rules, of the State of Texas.

IN WITNESS WHEREOF, the parties have duly executed this Agreement, as of the date and year first above written.
EMPLOYER;
MMI PRODUCTS, INC.

By: ____________________________
Thomas F. McWilliams,
Director

EMPLOYEE:____________________

Julius S. Burns

Exhibit 10.6

RESOLUTION OF
MMI PRODUCTS, INC.
RESOLUTION - BOARD OF DIRECTORS
Relating to the Amendment of MMI Products, Inc. Pension Plan
April 30, 1999

WHEREAS, MMI Products, Inc. (hereinafter, "the Company") has heretofore adopted the MMI Products, Inc. Pension Plan (hereinafter, the "Plan"), which was adopted effective as of January 1, 1989, and subsequently amended; and
WHEREAS, several entities have been and are anticipated to be acquired by the Company, and it is desired to provide service credited for various purposes under the Plan for employees of such acquired companies that become employees of the Company; and
WHEREAS, the attached document constituting Amendment No. Four is presented to this Board for its approval with regard to such service credit;

NOW, THEREFORE, BE IT RESOLVED THAT:
(1) Employees of the Company who, immediately preceding February 18, 1998, were employed (other than as employees subject to collective bargaining) by The Burke Group, LLC (the "Burke Predecessor Company"), will enter the Plan in accordance with its normal provisions and shall receive credit for vesting service under the terms of the Plan, for such prior service with the Burke Predecessor Company.
(2) Employees of the Company who, immediately preceding March 2, 1998, were employed (other than as employees subject to collective bargaining) by Wholesale Fencing Supply, Inc., Midstate Fence Supply, and Wholesale Fence, Inc. (the "Wholesale Fencing Predecessor Company"), and who would meet the eligibility requirements of the Plan as of March 2, 1998, based on prior service with the Wholesale Fencing Predecessor Company, shall immediately participate under the Plan as of March 2, 1998. All other employees of the Company who, on or prior to March 2, 1998, had performed service for the Wholesale Fencing Predecessor Company, will receive credit for eligibility under the Plan, with entry under the Plan in accordance with its normal provisions. In addition, any employee of the Company who, immediately preceding March 2, 1998, was employed by the Wholesale Fencing Predecessor Company shall receive credit for vesting service under the terms of the Plan, for such prior service with the Wholesale Fencing Predecessor Company.
(3) The proper officers of MMI Products, Inc. be and they are hereby authorized to do all acts and things necessary and proper to carry out the purpose of said Plan and to make such amendments and changes, if any, as may be necessary to ensure that the Plan remains qualified under Section 401(a) of the Internal Revenue Code of 1986.
(4) Announcement shall be made to all affected employees covered by the Plan concerning the amendment of said Plan and the provisions thereof.
RESOLVED FURTHER, that all acts/deeds previously performed by any of the officers of the Company prior to the date of these resolutions that are within the authority conferred by the foregoing resolutions are hereby approved, ratified and confirmed as the authorized acts and deeds of the Company.

___________________________
Julius S. Burns
___________________________
Thomas F. McWilliams
___________________________
Carl Blonkvist

Exhibit 10.17

STOCK REPURCHASE AGREEMENT
Julius S. Burns

This Stock Repurchase Agreement (the "Agreement") is made and entered into as of the 12th day of November, 1999, by and between Merchants Metals Holding Company, a Delaware corporation (the "Company"), and the person named on the signature page hereto (the "Stockholder").
WHEREAS, the Stockholder has agreed to purchase the shares of Class C Common Stock, par value $.01 per share, of the Company, as designated on the signature page hereto (the "Purchased Common Stock"); and
WHEREAS, as a condition to its agreement to sell the Purchased Common Stock to the Stockholder, the Company is requiring the Stockholder to execute and deliver this Agreement, whereby the number of shares of the Purchased Common Stock designated on the signature page hereto (the "Repurchase Shares") are subject to this Agreement;
NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Grant of Repurchase Option to the Company. The Stockholder hereby grants to the Company (or its designee) the right to repurchase the Repurchase Shares on the terms and subject to the conditions described in this Agreement. Except as otherwise provided in this Section 1, if, at any time on or prior to the fourth anniversary of the date of the issuance of the Repurchase Shares to the Stockholder, the Stockholder shall cease to be employed by the Company or one or more of its subsidiaries for the reasons described in Section 2 (a "Termination Event"), then the Company (or its designee) shall have the option (the "Repurchase Option") to purchase all or a portion of the Repurchase Shares in accordance with the provisions of Section 2 of this Agreement. If the Company (or its designee) desires to exercise the Repurchase Option, it shall give written notice of such exercise (the "Exercise Notice") to the Stockholder (or his personal representative in the event of his death) within 180 days following the occurrence of the Termination Event. The Exercise Notice shall indicate the number of the Repurchase Shares to be repurchased by the Company. The Exercise Notice also shall indicate the repurchase price, as calculated in accordance with Section 2 of this Agreement, to be paid for the Repurchase Shares to be repurchased and shall indicate the date (the "Repurchase Date") (which shall not be later than 60 days following the date of the Exercise Notice, but may be extended for a period necessary for an appraiser to determine Fair Market Value as set forth in Section 2) on which the Repurchase Shares identified in such Exercise Notice will be repurchased. On the Repurchase Date, the Stockholder (or his personal representative in the event of his death) will be obligated to sell, and the Company (or its designee) will be obligated to purchase (subject, in the case of the Company, to the receipt of any applicable lender approvals and subject to the availability of adequate legal surplus), the Repurchase Shares to which the Exercise Notice relates, at the repurchase price calculated in accordance with Section 2 of this Agreement. The Repurchase Option shall expire 180 days following the occurrence of a Termination Event for any Repurchase Shares with respect to which an Exercise Notice has not been delivered by such date.

2. Repurchase Price and Vesting. Unless otherwise accelerated pursuant to this Section 2, ownership in the following Repurchase Shares shall vest with the Stockholder in the portions and on the dates as follows:
(1) 1/4 of the Repurchase Shares on the day after the first anniversary of the Issuance Date;
(2) an additional 1/4 of the Repurchase Shares on the day after the second anniversary of the Issuance Date;
(3) an additional 1/4 of the Repurchase Shares on the day after the third anniversary of the Issuance Date; and
(4) an additional 1/4 of the Repurchase Shares on the day after the fourth anniversary of the Issuance Date (defined below).
If the Stockholder's employment is terminated on or before the fourth anniversary of the Issuance Date (i) by the Stockholder, or (ii) by the Company for Cause, the Company may repurchase the Vested Shares for the Fair Market Value thereof and the Unvested Shares for a price of $1.00 per share.
If the Stockholder's employment is terminated on or before the fourth anniversary of the Issuance Date (i) due to the Stockholder's death or disability, or (ii) by the Company without Cause, all of the Repurchase Shares shall become Vested Shares upon such event and the Company may repurchase the Vested Shares for the Fair Market Value thereof.
As used in this Agreement, (i) "Cause" means conduct by the Stockholder (A) resulting in a conviction of, or plea of nolo contendre to, a felony, (B) constituting material breach of, or continued gross neglect of his duties or responsibilities under, the terms of his employment with the Company or any of its Subsidiaries, (C) constituting fraud, dishonesty in connection with his employment, competition with the Company or any of its subsidiaries, or unauthorized use of any trade secret or other confidential information of the Company or any of its subsidiaries, or (D) constituting the failure to properly perform his duties in the reasonable good faith judgment of the Board of Directors of the Company; provided, however, the Company shall give Stockholder written notice of any actions alleged to constitute Cause under clause (B) or (D) above, and the Stockholder shall have a reasonable opportunity (as specified by the Board of Directors) to cure any such alleged Cause, (ii) "Issuance Date" means the date of the purchase of the Repurchase Shares by the Stockholder, (iii) "Unvested Shares" means the shares of Repurchase Stock not vested pursuant to this Section 2 by the date of the Termination Event, and (iv) "Vested Shares" means the shares of Repurchase Stock vested pursuant to this Section 2 on or by the date of the Termination Event.
Also, as used in this Agreement, "Fair Market Value" of Vested Shares means the fair market value of such Vested Shares as determined by mutual agreement of the Board of Directors of the Company and the Stockholder. If within 15 days after the date of the Exercise Notice, such parties are unable to agree on such Fair Market Value, the Fair Market Value shall be determined by an independent appraiser mutually selected by the Board of Directors of the Company and the Stockholder. If such parties are unable to agree upon an appraiser within 30 days after the date of the Exercise Notice, the Board of Directors of the Company, on the one hand, and the Stockholder, on the other hand, shall each select an independent appraiser. Those two appraisers shall then select a third independent appraiser. That third independent appraiser shall determine the Fair Market Value, and such determination shall be binding upon the parties hereto.

3. Restrictions on Transfer. The Stockholder agrees not to sell, assign, transfer, pledge hypothecate, make gifts of or in any manner whatsoever dispose of or encumber (any such transfer or disposition being hereinafter referred to as a "Transfer") the Repurchase Shares, except by will or by the laws of descent and distribution at any time prior to the fourth anniversary of the Issuance Date, unless such Transfer is in accordance with the terms and provisions of this Agreement. The Stockholder may not effect a Transfer of any of the Repurchase Shares other than (i) with the consent of the Company (as evidenced by a resolution duly adopted by at least a majority of the members of the Board of Directors of the Company), (ii) in connection with a business combination transaction approved by the Board of Directors of the Company, (iii) in connection with a "change in control" transaction involving a transfer or series of transfers to any person or group of related persons, not affiliated with the then existing stockholders of the Company, of the capital stock of the Company which results in the holder(s) thereof becoming entitled to elect a majority of the members of the Board of Directors of the Company, (iv) in connection with a public offering of the Company's capital stock in which the Stockholder is permitted to participate by the Company or (v) pursuant to the Repurchase Option. Notwithstanding the foregoing, the Stockholder may effect a Transfer of the Repurchase Shares if the Repurchase Option has expired according to its terms. Any purported Transfer in violation of this Agreement shall be null and void and of no force and effect.

4. Certificate Legend; Transferees Bound. The Stockholder agrees that the certificate(s) representing the Repurchase Shares will bear a legend indicating that the Repurchase Shares are subject to this Agreement. Any transferee(s) of the Repurchase Shares will be fully bound by the provisions of this Agreement, and the Repurchase Shares, in the hands of any such transferee(s), will be subject to the Repurchase Option provided herein.

5. Governing Law. This Agreement shall be governed by the internal laws of the State of Delaware (without giving effect to principles of conflict of laws).

6. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original but all of which together shall constitute one `and the same instrument.

IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first above written.

MERCHANTS METALS HOLDING COMPANY
By: /s/ Thomas F. McWilliams
Thomas F. McWilliams
Director

STOCKHOLDER:
/s/ Julius S. Burns
Julius S. Burns

Purchased Common Stock: 56,000 shares of Class C Common Stock, par value $0.01 per share, of the Company
Repurchase Shares: 56,000 shares of Purchased Common Stock

Exhibit 10.18

STOCK REPURCHASE AGREEMENT

This Stock Repurchase Agreement (the "Agreement") is made and entered into as of the 12th day of November, 1999, by and between Merchants Metals Holding Company, a Delaware corporation (the "Company"), and the person named on the signature page hereto (the "Stockholder").
WHEREAS, the Stockholder has agreed to purchase the shares of Class A Common Stock, par value $.01 per share, or Class C Common Stock, par value $.01 per share, each of the Company, as designated on the signature page hereto (the "Purchased Common Stock"); and
WHEREAS, as a condition to its agreement to sell the Purchased Common Stock to the Stockholder, the Company is requiring the Stockholder to execute and deliver this Agreement, whereby the number of shares of the Purchased Common Stock designated on the signature page hereto (the "Repurchase Shares") are subject to this Agreement;
NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Grant of Repurchase Option to the Company. The Stockholder hereby grants to the Company (or its designee) the right to repurchase the Repurchase Shares on the terms and subject to the conditions described in this Agreement. Except as otherwise provided in this Section 1, if, at any time on or prior to the fifth anniversary of the date of the issuance of the Repurchase Shares to the Stockholder, the Stockholder shall cease to be a director, officer or employee of the Company or one or more of its subsidiaries for the reasons described in Section 2 (a "Termination Event"), then the Company (or its designee) shall have the option (the "Repurchase Option") to purchase all or a portion of the Unvested Shares (as defined in Section 2) in accordance with the provisions of Section 2 of this Agreement. If the Company (or its designee) desires to exercise the Repurchase Option, it shall give written notice of such exercise (the "Exercise Notice") to the Stockholder (or his personal representative in the event of his death) within 30 days following the occurrence of the Termination Event. The Exercise Notice shall indicate the number of the Unvested Shares to be repurchased by the Company. The Exercise Notice also shall indicate the repurchase price, as calculated in accordance with Section 2 of this Agreement, to be paid for the Unvested Shares to be repurchased and shall indicate the date (the "Repurchase Date") (which shall not be later than 60 days following the date of the Exercise Notice) on which the Unvested Shares identified in such Exercise Notice will be repurchased. On the Repurchase Date, the Stockholder (or his personal representative in the event of his death) will be obligated to sell, and the Company (or its designee) will be obligated to purchase (subject, in the case of the Company, to the receipt of any applicable lender approvals and subject to the availability of adequate legal surplus), the Unvested Shares to which the Exercise Notice relates, at the repurchase price calculated in accordance with Section 2 of this Agreement. The Repurchase Option shall expire 30 days following the occurrence of a Termination Event for any Unvested Shares with respect to which an Exercise Notice has not been delivered by such date.

2. Repurchase Price and Vesting. Ownership in the following Repurchase Shares shall vest with the Stockholder in the portions and on the dates as follows:
(1) 1/3 of the Repurchase Shares on the day after the third anniversary of the Issuance Date;
(2) an additional 1/3 of the Repurchase Shares on the day after the fourth anniversary of the Issuance Date; and
(3) an additional 1/3 of the Repurchase Shares on the day after the fifth anniversary of the Issuance Date.
If the Stockholder's employment (and directorship, if applicable) is (are) terminated (i) by the Stockholder, (ii) by the Company (and a vote of the stockholders, in the case of a directorship) for any reason, or (iii) due to the Stockholder's death or disability, the Company may repurchase the Unvested Shares for a price of $1.00 per share.
As used in this Agreement, (i) "Issuance Date" means the date of the purchase of the Repurchase Shares by the Stockholder, and (ii) "Unvested Shares" means the shares of Repurchase Stock not vested pursuant to this Section 2 by the date of the Termination Event.

3. Restrictions on Transfer. The Stockholder agrees not to sell, assign, transfer, pledge hypothecate, make gifts of or in any manner whatsoever dispose of or encumber (any such transfer or disposition being hereinafter referred to as a "Transfer") the Unvested Shares, except by will or by the laws of descent and distribution at any time prior to the fifth anniversary of the Issuance Date, unless such Transfer is in accordance with the terms and provisions of this Agreement. The Stockholder may not effect a Transfer of any of the Unvested Shares other than (i) with the consent of the Company (as evidenced by a resolution duly adopted by at least a majority of the members of the Board of Directors of the Company), (ii) in connection with a business combination transaction approved by the Board of Directors of the Company, (iii) in connection with a "change in control" transaction involving a transfer or series of transfers to any person or group of related persons of the capital stock of the Company which results in the holder(s) thereof becoming entitled to elect a majority of the members of the Board of Directors of the Company, (iv) in connection with a public offering of the Company's capital stock in which the Stockholder is permitted to participate by the Company or (v) pursuant to the Repurchase Option. Notwithstanding the foregoing, the Stockholder may effect a Transfer of the Unvested Shares if the Repurchase Option has expired according to its terms. Any purported Transfer in violation of this Agreement shall be null and void and of no force and effect.

4. Certificate Legend; Transferees Bound. The Stockholder agrees that the certificate(s) representing the Repurchase Shares will bear a legend indicating that the Repurchase Shares are subject to this Agreement. Any transferee(s) of the Repurchase Shares will be fully bound by the provisions of this Agreement, and the Repurchase Shares, in the hands of any such transferee(s), will be subject to the Repurchase Option provided herein.

5. Governing Law. This Agreement shall be governed by the internal laws of the State of Delaware (without giving effect to principles of conflict of laws).

6. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first above written.

MERCHANTS METALS HOLDING COMPANY
By: /s/ Julius S. Burns
Name: Julius S. Burns
Title: President

STOCKHOLDER:
/s/ Robert N. Tenczar
Robert N. Tenczar

Purchased Common Stock: 7,016 shares of Class C Common Stock, par value $0.01 per share, of the Company
Repurchase Shares: 3,800 shares of Purchased Common Stock

Exhibit 10.19

STOCK REPURCHASE AGREEMENT

This Stock Repurchase Agreement (the "Agreement") is made and entered into as of the 12th day of November, 1999, by and between Merchants Metals Holding Company, a Delaware corporation (the "Company"), and the person named on the signature page hereto (the "Stockholder").
WHEREAS, the Stockholder has agreed to purchase the shares of Class A Common Stock, par value $.01 per share, or Class C Common Stock, par value $.01 per share, each of the Company, as designated on the signature page hereto (the "Purchased Common Stock"); and
WHEREAS, as a condition to its agreement to sell the Purchased Common Stock to the Stockholder, the Company is requiring the Stockholder to execute and deliver this Agreement, whereby the number of shares of the Purchased Common Stock designated on the signature page hereto (the "Repurchase Shares") are subject to this Agreement;
NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Grant of Repurchase Option to the Company. The Stockholder hereby grants to the Company (or its designee) the right to repurchase the Repurchase Shares on the terms and subject to the conditions described in this Agreement. Except as otherwise provided in this Section 1, if, at any time on or prior to the fifth anniversary of the date of the issuance of the Repurchase Shares to the Stockholder, the Stockholder shall cease to be a director, officer or employee of the Company or one or more of its subsidiaries for the reasons described in Section 2 (a "Termination Event"), then the Company (or its designee) shall have the option (the "Repurchase Option") to purchase all or a portion of the Unvested Shares (as defined in Section 2) in accordance with the provisions of Section 2 of this Agreement. If the Company (or its designee) desires to exercise the Repurchase Option, it shall give written notice of such exercise (the "Exercise Notice") to the Stockholder (or his personal representative in the event of his death) within 30 days following the occurrence of the Termination Event. The Exercise Notice shall indicate the number of the Unvested Shares to be repurchased by the Company. The Exercise Notice also shall indicate the repurchase price, as calculated in accordance with Section 2 of this Agreement, to be paid for the Unvested Shares to be repurchased and shall indicate the date (the "Repurchase Date") (which shall not be later than 60 days following the date of the Exercise Notice) on which the Unvested Shares identified in such Exercise Notice will be repurchased. On the Repurchase Date, the Stockholder (or his personal representative in the event of his death) will be obligated to sell, and the Company (or its designee) will be obligated to purchase (subject, in the case of the Company, to the receipt of any applicable lender approvals and subject to the availability of adequate legal surplus), the Unvested Shares to which the Exercise Notice relates, at the repurchase price calculated in accordance with Section 2 of this Agreement. The Repurchase Option shall expire 30 days following the occurrence of a Termination Event for any Unvested Shares with respect to which an Exercise Notice has not been delivered by such date.

2. Repurchase Price and Vesting. Ownership in the following Repurchase Shares shall vest with the Stockholder in the portions and on the dates as follows:
(1) 1/3 of the Repurchase Shares on the day after the third anniversary of the Issuance Date;
(2) an additional 1/3 of the Repurchase Shares on the day after the fourth anniversary of the Issuance Date; and
(3) an additional 1/3 of the Repurchase Shares on the day after the fifth anniversary of the Issuance Date.
If the Stockholder's employment (and directorship, if applicable) is (are) terminated (i) by the Stockholder, (ii) by the Company (and a vote of the stockholders, in the case of a directorship) for any reason, or (iii) due to the Stockholder's death or disability, the Company may repurchase the Unvested Shares for a price of $1.00 per share.
As used in this Agreement, (i) "Issuance Date" means the date of the purchase of the Repurchase Shares by the Stockholder, and (ii) "Unvested Shares" means the shares of Repurchase Stock not vested pursuant to this Section 2 by the date of the Termination Event.

3. Restrictions on Transfer. The Stockholder agrees not to sell, assign, transfer, pledge hypothecate, make gifts of or in any manner whatsoever dispose of or encumber (any such transfer or disposition being hereinafter referred to as a "Transfer") the Unvested Shares, except by will or by the laws of descent and distribution at any time prior to the fifth anniversary of the Issuance Date, unless such Transfer is in accordance with the terms and provisions of this Agreement. The Stockholder may not effect a Transfer of any of the Unvested Shares other than (i) with the consent of the Company (as evidenced by a resolution duly adopted by at least a majority of the members of the Board of Directors of the Company), (ii) in connection with a business combination transaction approved by the Board of Directors of the Company, (iii) in connection with a "change in control" transaction involving a transfer or series of transfers to any person or group of related persons of the capital stock of the Company which results in the holder(s) thereof becoming entitled to elect a majority of the members of the Board of Directors of the Company, (iv) in connection with a public offering of the Company's capital stock in which the Stockholder is permitted to participate by the Company or (v) pursuant to the Repurchase Option. Notwithstanding the foregoing, the Stockholder may effect a Transfer of the Unvested Shares if the Repurchase Option has expired according to its terms. Any purported Transfer in violation of this Agreement shall be null and void and of no force and effect.

4. Certificate Legend; Transferees Bound. The Stockholder agrees that the certificate(s) representing the Repurchase Shares will bear a legend indicating that the Repurchase Shares are subject to this Agreement. Any transferee(s) of the Repurchase Shares will be fully bound by the provisions of this Agreement, and the Repurchase Shares, in the hands of any such transferee(s), will be subject to the Repurchase Option provided herein.

5. Governing Law. This Agreement shall be governed by the internal laws of the State of Delaware (without giving effect to principles of conflict of laws).

6. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first above written.

MERCHANTS METALS HOLDING COMPANY
By: /s/ Robert N. Tenczar
Name: Robert N. Tenczar
Title: Vice President - Finance

STOCKHOLDER:
/s/ James M. McCall
James M. McCall

Purchased Common Stock: 12,939 shares of Class C Common Stock, par value $0.01 per share, of the Company
Repurchase Shares: 7,000 shares of Purchased Common Stock

Exhibit 10.20

STOCK REPURCHASE AGREEMENT
Davy J. Wilkes

This Stock Repurchase Agreement (the "Agreement") is made and entered into as of the 12th day of November, 1999, by and between Merchants Metals Holding Company, a Delaware corporation (the "Company"), and the person named on the signature page hereto (the "Stockholder").
WHEREAS, the Stockholder has agreed to purchase the shares of Class A Common Stock, par value $.01 per share, or Class C Common Stock, par value $.01 per share, each of the Company, as designated on the signature page hereto (the "Purchased Common Stock"); and
WHEREAS, as a condition to its agreement to sell the Purchased Common Stock to the Stockholder, the Company is requiring the Stockholder to execute and deliver this Agreement, whereby the number of shares of the Purchased Common Stock designated on the signature page hereto (the "Repurchase Shares") are subject to this Agreement;
NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Grant of Repurchase Option to the Company. The Stockholder hereby grants to the Company (or its designee) the right to repurchase the Repurchase Shares on the terms and subject to the conditions described in this Agreement. Except as otherwise provided in this Section 1, if, at any time on or prior to the third anniversary of the date of the issuance of the Repurchase Shares to the Stockholder, the Stockholder shall cease to be a director, officer or employee of the Company or one or more of its subsidiaries for the reasons described in Section 2 (a "Termination Event"), then the Company (or its designee) shall have the option (the "Repurchase Option") to purchase all or a portion of the Unvested Shares (as defined in Section 2) in accordance with the provisions of Section 2 of this Agreement. If the Company (or its designee) desires to exercise the Repurchase Option, it shall give written notice of such exercise (the "Exercise Notice") to the Stockholder (or his personal representative in the event of his death) within 30 days following the occurrence of the Termination Event. The Exercise Notice shall indicate the number of the Unvested Shares to be repurchased by the Company. The Exercise Notice also shall indicate the repurchase price, as calculated in accordance with Section 2 of this Agreement, to be paid for the Unvested Shares to be repurchased and shall indicate the date (the "Repurchase Date") (which shall not be later than 60 days following the date of the Exercise Notice) on which the Unvested Shares identified in such Exercise Notice will be repurchased. On the Repurchase Date, the Stockholder (or his personal representative in the event of his death) will be obligated to sell, and the Company (or its designee) will be obligated to purchase (subject, in the case of the Company, to the receipt of any applicable lender approvals and subject to the availability of adequate legal surplus), the Unvested Shares to which the Exercise Notice relates, at the repurchase price calculated in accordance with Section 2 of this Agreement. The Repurchase Option shall expire 30 days following the occurrence of a Termination Event for any Unvested Shares with respect to which an Exercise Notice has not been delivered by such date.

2. Repurchase Price and Vesting. Ownership in the following Repurchase Shares shall vest with the Stockholder in the portions and on the dates as follows:
(1) 1/3 of the Repurchase Shares on the day after the first anniversary of the Issuance Date;
(2) an additional 1/3 of the Repurchase Shares on the day after the second anniversary of the Issuance Date; and
(3) an additional 1/3 of the Repurchase Shares on the day after the third anniversary of the Issuance Date.
If the Stockholder's employment (and directorship, if applicable) is (are) terminated (i) by the Stockholder, (ii) by the Company (and a vote of the stockholders, in the case of a directorship) for any reason, or (iii) due to the Stockholder's death or disability, the Company may repurchase the Unvested Shares for a price of $1.00 per share.
As used in this Agreement, (i) "Issuance Date" means the date of the purchase of the Repurchase Shares by the Stockholder, and (ii) "Unvested Shares" means the shares of Repurchase Stock not vested pursuant to this Section 2 by the date of the Termination Event.

3. Restrictions on Transfer. The Stockholder agrees not to sell, assign, transfer, pledge hypothecate, make gifts of or in any manner whatsoever dispose of or encumber (any such transfer or disposition being hereinafter referred to as a "Transfer") the Unvested Shares, except by will or by the laws of descent and distribution at any time prior to the third anniversary of the Issuance Date, unless such Transfer is in accordance with the terms and provisions of this Agreement. The Stockholder may not effect a Transfer of any of the Unvested Shares other than (i) with the consent of the Company (as evidenced by a resolution duly adopted by at least a majority of the members of the Board of Directors of the Company), (ii) in connection with a business combination transaction approved by the Board of Directors of the Company, (iii) in connection with a "change in control" transaction involving a transfer or series of transfers to any person or group of related persons of the capital stock of the Company which results in the holder(s) thereof becoming entitled to elect a majority of the members of the Board of Directors of the Company, (iv) in connection with a public offering of the Company's capital stock in which the Stockholder is permitted to participate by the Company or (v) pursuant to the Repurchase Option. Notwithstanding the foregoing, the Stockholder may effect a Transfer of the Unvested Shares if the Repurchase Option has expired according to its terms. Any purported Transfer in violation of this Agreement shall be null and void and of no force and effect.

4. Certificate Legend; Transferees Bound. The Stockholder agrees that the certificate(s) representing the Repurchase Shares will bear a legend indicating that the Repurchase Shares are subject to this Agreement. Any transferee(s) of the Repurchase Shares will be fully bound by the provisions of this Agreement, and the Repurchase Shares, in the hands of any such transferee(s), will be subject to the Repurchase Option provided herein.

5. Governing Law. This Agreement shall be governed by the internal laws of the State of Delaware (without giving effect to principles of conflict of laws).

6. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first above written.

MERCHANTS METALS HOLDING COMPANY
By: /s/ Robert N. Tenczar
Name: Robert N. Tenczar
Title: Vice President

STOCKHOLDER:
/s/ Davy J. Wilkes
Davy J. Wilkes

Purchased Common Stock: 3,500 shares of Class C Common Stock, par value $0.01 per share, of the Company
Repurchase Shares: 3,500 shares of Purchased Common Stock

Exhibit 10.21

STOCK REPURCHASE AGREEMENT

This Stock Repurchase Agreement (the "Agreement") is made and entered into as of the 12th day of November, 1999, by and between Merchants Metals Holding Company, a Delaware corporation (the "Company"), and the person named on the signature page hereto (the "Stockholder").
WHEREAS, the Stockholder has agreed to purchase the shares of Class A Common Stock, par value $.01 per share, or Class C Common Stock, par value $.01 per share, each of the Company, as designated on the signature page hereto (the "Purchased Common Stock"); and
WHEREAS, as a condition to its agreement to sell the Purchased Common Stock to the Stockholder, the Company is requiring the Stockholder to execute and deliver this Agreement, whereby the number of shares of the Purchased Common Stock designated on the signature page hereto (the "Repurchase Shares") are subject to this Agreement;
NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Grant of Repurchase Option to the Company. The Stockholder hereby grants to the Company (or its designee) the right to repurchase the Repurchase Shares on the terms and subject to the conditions described in this Agreement. Except as otherwise provided in this Section 1, if, at any time on or prior to the fifth anniversary of the date of the issuance of the Repurchase Shares to the Stockholder, the Stockholder shall cease to be a director, officer or employee of the Company or one or more of its subsidiaries for the reasons described in Section 2 (a "Termination Event"), then the Company (or its designee) shall have the option (the "Repurchase Option") to purchase all or a portion of the Unvested Shares (as defined in Section 2) in accordance with the provisions of Section 2 of this Agreement. If the Company (or its designee) desires to exercise the Repurchase Option, it shall give written notice of such exercise (the "Exercise Notice") to the Stockholder (or his personal representative in the event of his death) within 30 days following the occurrence of the Termination Event. The Exercise Notice shall indicate the number of the Unvested Shares to be repurchased by the Company. The Exercise Notice also shall indicate the repurchase price, as calculated in accordance with Section 2 of this Agreement, to be paid for the Unvested Shares to be repurchased and shall indicate the date (the "Repurchase Date") (which shall not be later than 60 days following the date of the Exercise Notice) on which the Unvested Shares identified in such Exercise Notice will be repurchased. On the Repurchase Date, the Stockholder (or his personal representative in the event of his death) will be obligated to sell, and the Company (or its designee) will be obligated to purchase (subject, in the case of the Company, to the receipt of any applicable lender approvals and subject to the availability of adequate legal surplus), the Unvested Shares to which the Exercise Notice relates, at the repurchase price calculated in accordance with Section 2 of this Agreement. The Repurchase Option shall expire 30 days following the occurrence of a Termination Event for any Unvested Shares with respect to which an Exercise Notice has not been delivered by such date.

2. Repurchase Price and Vesting. Ownership in the following Repurchase Shares shall vest with the Stockholder in the portions and on the dates as follows:
(1) 1/3 of the Repurchase Shares on the day after the third anniversary of the Issuance Date;
(2) an additional 1/3 of the Repurchase Shares on the day after the fourth anniversary of the Issuance Date; and
(3) an additional 1/3 of the Repurchase Shares on the day after the fifth anniversary of the Issuance Date.
If the Stockholder's employment (and directorship, if applicable) is (are) terminated (i) by the Stockholder, (ii) by the Company (and a vote of the stockholders, in the case of a directorship) for any reason, or (iii) due to the Stockholder's death or disability, the Company may repurchase the Unvested Shares for a price of $1.00 per share.
As used in this Agreement, (i) "Issuance Date" means the date of the purchase of the Repurchase Shares by the Stockholder, and (ii) "Unvested Shares" means the shares of Repurchase Stock not vested pursuant to this Section 2 by the date of the Termination Event.

3. Restrictions on Transfer. The Stockholder agrees not to sell, assign, transfer, pledge hypothecate, make gifts of or in any manner whatsoever dispose of or encumber (any such transfer or disposition being hereinafter referred to as a "Transfer") the Unvested Shares, except by will or by the laws of descent and distribution at any time prior to the fifth anniversary of the Issuance Date, unless such Transfer is in accordance with the terms and provisions of this Agreement. The Stockholder may not effect a Transfer of any of the Unvested Shares other than (i) with the consent of the Company (as evidenced by a resolution duly adopted by at least a majority of the members of the Board of Directors of the Company), (ii) in connection with a business combination transaction approved by the Board of Directors of the Company, (iii) in connection with a "change in control" transaction involving a transfer or series of transfers to any person or group of related persons of the capital stock of the Company which results in the holder(s) thereof becoming entitled to elect a majority of the members of the Board of Directors of the Company, (iv) in connection with a public offering of the Company's capital stock in which the Stockholder is permitted to participate by the Company or (v) pursuant to the Repurchase Option. Notwithstanding the foregoing, the Stockholder may effect a Transfer of the Unvested Shares if the Repurchase Option has expired according to its terms. Any purported Transfer in violation of this Agreement shall be null and void and of no force and effect.

4. Certificate Legend; Transferees Bound. The Stockholder agrees that the certificate(s) representing the Repurchase Shares will bear a legend indicating that the Repurchase Shares are subject to this Agreement. Any transferee(s) of the Repurchase Shares will be fully bound by the provisions of this Agreement, and the Repurchase Shares, in the hands of any such transferee(s), will be subject to the Repurchase Option provided herein.

5. Governing Law. This Agreement shall be governed by the internal laws of the State of Delaware (without giving effect to principles of conflict of laws).

6. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first above written.

MERCHANTS METALS HOLDING COMPANY
By: /s/ Robert N. Tenczar
Name: Robert N. Tenczar
Title: Vice President - Finance

STOCKHOLDER:
/s/ Michael W. Weaver
Michael W. Weaver

Purchased Common Stock: 8,428 shares of Class C Common Stock, par value $0.01 per share, of the Company
Repurchase Shares: 4,500 shares of Purchased Common Stock

Exhibit 10.22

STOCK REPURCHASE AGREEMENT

This Stock Repurchase Agreement (the "Agreement") is made and entered into as of the 12th day of November, 1999, by and between Merchants Metals Holding Company, a Delaware corporation (the "Company"), and the person named on the signature page hereto (the "Stockholder").
WHEREAS, the Stockholder has agreed to purchase the shares of Class A Common Stock, par value $.01 per share, or Class C Common Stock, par value $.01 per share, each of the Company, as designated on the signature page hereto (the "Purchased Common Stock"); and
WHEREAS, as a condition to its agreement to sell the Purchased Common Stock to the Stockholder, the Company is requiring the Stockholder to execute and deliver this Agreement, whereby the number of shares of the Purchased Common Stock designated on the signature page hereto (the "Repurchase Shares") are subject to this Agreement;
NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Grant of Repurchase Option to the Company. The Stockholder hereby grants to the Company (or its designee) the right to repurchase the Repurchase Shares on the terms and subject to the conditions described in this Agreement. Except as otherwise provided in this Section 1, if, at any time on or prior to the fifth anniversary of the date of the issuance of the Repurchase Shares to the Stockholder, the Stockholder shall cease to be a director, officer or employee of the Company or one or more of its subsidiaries for the reasons described in Section 2 (a "Termination Event"), then the Company (or its designee) shall have the option (the "Repurchase Option") to purchase all or a portion of the Unvested Shares (as defined in Section 2) in accordance with the provisions of Section 2 of this Agreement. If the Company (or its designee) desires to exercise the Repurchase Option, it shall give written notice of such exercise (the "Exercise Notice") to the Stockholder (or his personal representative in the event of his death) within 30 days following the occurrence of the Termination Event. The Exercise Notice shall indicate the number of the Unvested Shares to be repurchased by the Company. The Exercise Notice also shall indicate the repurchase price, as calculated in accordance with Section 2 of this Agreement, to be paid for the Unvested Shares to be repurchased and shall indicate the date (the "Repurchase Date") (which shall not be later than 60 days following the date of the Exercise Notice) on which the Unvested Shares identified in such Exercise Notice will be repurchased. On the Repurchase Date, the Stockholder (or his personal representative in the event of his death) will be obligated to sell, and the Company (or its designee) will be obligated to purchase (subject, in the case of the Company, to the receipt of any applicable lender approvals and subject to the availability of adequate legal surplus), the Unvested Shares to which the Exercise Notice relates, at the repurchase price calculated in accordance with Section 2 of this Agreement. The Repurchase Option shall expire 30 days following the occurrence of a Termination Event for any Unvested Shares with respect to which an Exercise Notice has not been delivered by such date.

2. Repurchase Price and Vesting. Ownership in the following Repurchase Shares shall vest with the Stockholder in the portions and on the dates as follows:
(1) 1/3 of the Repurchase Shares on the day after the third anniversary of the Issuance Date;
(2) an additional 1/3 of the Repurchase Shares on the day after the fourth anniversary of the Issuance Date; and
(3) an additional 1/3 of the Repurchase Shares on the day after the fifth anniversary of the Issuance Date.
If the Stockholder's employment (and directorship, if applicable) is (are) terminated (i) by the Stockholder, (ii) by the Company (and a vote of the stockholders, in the case of a directorship) for any reason, or (iii) due to the Stockholder's death or disability, the Company may repurchase the Unvested Shares for a price of $1.00 per share.
As used in this Agreement, (i) "Issuance Date" means the date of the purchase of the Repurchase Shares by the Stockholder, and (ii) "Unvested Shares" means the shares of Repurchase Stock not vested pursuant to this Section 2 by the date of the Termination Event.

3. Restrictions on Transfer. The Stockholder agrees not to sell, assign, transfer, pledge hypothecate, make gifts of or in any manner whatsoever dispose of or encumber (any such transfer or disposition being hereinafter referred to as a "Transfer") the Unvested Shares, except by will or by the laws of descent and distribution at any time prior to the fifth anniversary of the Issuance Date, unless such Transfer is in accordance with the terms and provisions of this Agreement. The Stockholder may not effect a Transfer of any of the Unvested Shares other than (i) with the consent of the Company (as evidenced by a resolution duly adopted by at least a majority of the members of the Board of Directors of the Company), (ii) in connection with a business combination transaction approved by the Board of Directors of the Company, (iii) in connection with a "change in control" transaction involving a transfer or series of transfers to any person or group of related persons of the capital stock of the Company which results in the holder(s) thereof becoming entitled to elect a majority of the members of the Board of Directors of the Company, (iv) in connection with a public offering of the Company's capital stock in which the Stockholder is permitted to participate by the Company or (v) pursuant to the Repurchase Option. Notwithstanding the foregoing, the Stockholder may effect a Transfer of the Unvested Shares if the Repurchase Option has expired according to its terms. Any purported Transfer in violation of this Agreement shall be null and void and of no force and effect.

4. Certificate Legend; Transferees Bound. The Stockholder agrees that the certificate(s) representing the Repurchase Shares will bear a legend indicating that the Repurchase Shares are subject to this Agreement. Any transferee(s) of the Repurchase Shares will be fully bound by the provisions of this Agreement, and the Repurchase Shares, in the hands of any such transferee(s), will be subject to the Repurchase Option provided herein.

5. Governing Law. This Agreement shall be governed by the internal laws of the State of Delaware (without giving effect to principles of conflict of laws).

6. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first above written.

MERCHANTS METALS HOLDING COMPANY
By: /s/ Robert N. Tenczar
Name: Robert N. Tenczar
Title: Vice President - Finance

STOCKHOLDER:
/s/ Carl Blonkvist
Carl Blonkvist

Purchased Common Stock: 2,000 shares of Class A Common Stock, par value $0.01 per share, of the Company
Repurchase Shares: 2,000 shares of Purchased Common Stock

Exhibit 10.25

ASSET PURCHASE AGREEMENT

This ASSET PURCHASE AGREEMENT (this "Agreement") is made and entered into as of June 7, 1999, between MMI Products, Inc., a Delaware corporation ("Purchaser"), and National Wholesale Fence Supply, Inc., a California corporation ("Seller").
RECITALS:
WHEREAS, Seller presently operates a business of manufacturing ornamental iron products, chain link fabrics, chain link gates and wholesaling chain link and ornamental iron products and other fencing products primarily to fencing installers and home center stores (such operations, together with all activities of Seller relating thereto, being referred to herein as the "Business");
WHEREAS, Seller desires to sell, and Purchaser desires to purchase, the Acquired Assets (as hereinafter defined), on the terms and subject to the conditions set forth in this Agreement; and
WHEREAS, Seller wishes to delegate to Purchaser, and Purchaser is willing to assume, specified Assumed Liabilities (as hereinafter defined), on the terms and subject to the conditions set forth in this Agreement;
NOW, THEREFORE, in consideration of the premises, the terms and provisions set forth herein, the mutual benefits to be gained by the performance thereof and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE I
SALE AND PURCHASE OF ASSETS

1.1 Agreement to Sell and Purchase. Subject to the provisions of this Agreement, Seller hereby agrees to sell to Purchaser and Purchaser hereby agrees to purchase from Seller, all the assets and properties of every kind and nature, personal, tangible or intangible, wherever situated, of Seller, including all machinery, tooling, furniture, vehicles, equipment, tools, inventory, accounts receivable, raw materials, work in process, finished goods, supplies, pre?paid expenses (other than those associated with insurance coverages that Purchaser elects to terminate), indemnification rights, technology, know?how, patents, trademarks, trade names, proprietary information, trade secrets, computer programs, copyrights, customer lists, goodwill and other intangible property rights of any kind whatsoever, licensing agreements and other contractual rights, and all of Seller's books and records relating exclusively to the operations of the Business, as each of the foregoing exists as of the Closing Date (as hereinafter defined) (such assets being sold being collectively referred to as the "Acquired Assets"); excluding, however, Real Property (as hereinafter defined), cash, cash equivalents, income tax refunds, accrued interest receivables, the inventory jointly determined by Seller and Purchaser to be either obsolete or slow-moving, and the other assets listed on Schedule 1.1 (collectively, the "Excluded Assets"). The Acquired Assets shall be sold and transferred to Purchaser free and clear of all liens, pledges, mortgages, charges, burdens, options or other rights to acquire the same, security interests, easements, restrictive covenants and other restrictions on use, adverse claims, or other encumbrances of any character whatsoever ("Encumbrances"), other than Permitted Encumbrances (as hereinafter defined) and Encumbrances created by Purchaser or any of its affiliates.
1.2 Purchase Price; Assumed Liabilities, Etc.
(a) In consideration for the sale of the Acquired Assets to Purchaser, and in consideration of the other agreements related thereto or entered into in connection therewith, Purchaser hereby agrees (a) to pay to Seller an amount equal to $13,250,000 (the "Purchase Price"); and (b) to assume at the Closing the payment, performance and discharge of the Assumed Liabilities. The Purchase Price shall be payable in cash or immediately available funds to an account designated by Seller at least two business days prior to the Closing; provided, however, that a portion of the Purchase Price equal to the Indemnification Fund (as defined in Section 1.3 hereof) will be paid by Purchaser into escrow and applied as described in Section 1.3 hereof.
"Assumed Liabilities" means the specific liabilities of Seller under the contracts, purchase commitments, sales orders and arrangements listed on Schedule 1.2 hereof to the extent such obligations are for goods and services received and leased property used or occupied on and/or after the Closing Date regardless of when first used or occupied; provided, however, that "Assumed Liabilities" shall not include any liabilities for which assumption by Purchaser would be prohibited under the terms of such contracts or arrangements. Subject to the provisions of Article V of this Agreement, Purchaser does not and shall not agree to pay, assume, perform, or discharge any of Seller's debts, obligations, or liabilities (whether known or unknown, direct or indirect, absolute or contingent, matured or unmatured, or otherwise), whether the same currently exist or come to exist in the future, except the Assumed Liabilities. Without limiting the foregoing and except as provided for in Section 3.2.2, Purchaser shall assume no liability or obligation with respect to the payment of salary or severance or provision of benefits, including but not limited to the benefits payable under any Employee Benefit Plan (as hereinafter defined) with respect to the employment by Seller of any employee or independent contractor of Seller or of any former employee of Seller, and any liabilities or obligations of Seller arising out of or resulting from any Employee Benefit Plan or any other employee benefit agreement, arrangement, understanding, program or practice, including any liabilities or obligations arising under section 4980B of the Internal Revenue Code of 1986, as amended (the "Code"). Seller shall be responsible for compliance with the COBRA notice and continuation coverage requirements under Part 6 of Title I of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), with respect to all employees (and their beneficiaries) experiencing a qualifying event (as defined in Section 603 of ERISA) on account of the transactions contemplated by this Agreement or occurring prior to the Closing. Additionally, without limiting the foregoing, Assumed Liabilities shall not include any of (a) Seller's liabilities for borrowed money or for interest on such borrowed money, (b) Seller's liabilities or obligations for federal, state or local income taxes or for interest on such taxes, (c) Seller's liabilities or obligations under contracts relating to Seller's equity or Seller's equityholders, (d) Seller's liabilities or obligations with respect to goods and services received by Seller prior to the Closing Date, (e) Seller's obligations for sales and other taxes attributable to the operation of the Business prior to the Closing Date, (f) Seller's liabilities or obligations with respect to any litigation or other claims (including, but not limited to, product liability litigation or claims) arising in connection with pre-Closing operations of any of the Acquired Assets or the Business and (g) Seller's liabilities or obligations arising out of Environmental Laws (as hereinafter defined) arising in connection with pre-Closing operations of any of the Acquired Assets or the Business (including, without limitation, any off-site disposal activities) or the Real Property (as hereinafter defined) or any other real property (including previously-owned real property) owned, leased or operated by Seller or any predecessor of Seller or any prior owner of all or part of its business or assets.
1.3 Escrowed Funds. To provide a fund (the "Indemnification Fund") for certain of Seller's potential indemnification obligations hereunder, a portion of the Purchase Price in the amount of $250,000 shall be delivered to Chase Bank of Texas, N.A., as escrow agent (the "Escrow Agent"), to be held after the Closing Date in accordance with the terms of the Escrow Agreement to be executed by Seller and Purchaser substantially in the form of Exhibit A hereto (the "Escrow Agreement"), subject to any changes (reasonably acceptable to Purchaser and Seller) which may be requested by the Escrow Agent. The Indemnification Fund shall be held and disposed of in accordance with the terms of the Escrow Agreement. All interest and other income on the Indemnification Fund shall be the property of, and shall be paid to, Seller upon final release of all funds held in escrow pursuant to the Escrow Agreement; provided, however, that if Purchaser is entitled to any portion of the Indemnification Fund, Purchaser shall be entitled to any interest or other income attributable thereto.
1.4 Prorations. Utility charges, ad valorem taxes and property taxes and personal property taxes on the Acquired Assets and rents and other charges payable with respect to leases and other contracts assumed by Purchaser will be prorated between Seller and Purchaser as of 12:01 a.m. on the Closing Date. Rent for any leasehold estate also shall be prorated. Security deposits shall be assigned to Purchaser with respect to contracts assigned to and assumed by Purchaser. To the extent practicable, all such prorations and payments will be made on the Closing Date, with the balance to be made as soon as practicable following the Closing Date in one or more payments.
1.5 Allocation of Consideration. As used herein, the term "Consideration" shall mean the sum of (i) the cash amounts paid by Purchaser pursuant to Section 1.2(a), plus (ii) the Assumed Liabilities as defined in Section 1.2(b). The parties hereto agree that the Consideration will be allocated among the Acquired Assets and the covenants not to compete of Seller in accordance with a schedule to be agreed upon by the parties within 60 days following the Closing Date; provided, however, that if the parties are unable to agree upon an allocation of the Consideration among the Acquired Assets, the parties shall submit such dispute to a mutually agreeable qualified independent appraiser with experience in valuing such assets (the "Appraiser"). The Appraiser's determination shall be final and binding upon the parties. The costs and expenses of the Appraiser shall be split equally between Purchaser and Seller. Prior to the Closing, the parties will arrive at an estimate of such allocation. All tax returns, reports and other similar filings will be prepared and timely filed by each of Seller and Purchaser consistently with one another with respect to the final allocation of the Consideration and strictly in accordance with such allocation.
1.6 Post-Closing Adjustment
(a) Within 30 days after the Closing Date, representatives of Seller and Purchaser shall determine the sum of the accounts receivable and inventories of Seller as of the Closing Date, valuing the inventories at the actual cost of such inventories as reflected in the books and records of Seller on the Closing Date (the "Final Computation"). If the Final Computation is less than the sum of the accounts receivable and inventories of Seller as of December 31, 1998 (the "December Computation"), then Seller agrees to pay to Purchaser the amount by which the December Computation exceeds the Final Computation (the "Purchase Price Decrease"). If the Final Computation is greater than the December Computation, then Purchaser agrees to pay to Seller the amount by which the Final Computation exceeds the December Computation (the "Purchase Price Increase"). The Final Computation and the December Computation shall reflect, as applicable, reasonable allowances for uncollectible accounts receivable and excess or slow-moving inventory.
(b) In the event Seller and Purchaser are unable to agree upon the Final Computation within 30 days after the Closing Date, Seller and Purchaser shall submit to (i) three neutral arbitrators (the "Arbitrators") in a proceeding in Los Angeles, California to be administered by the Los Angeles office of the American Arbitration Association and conducted under the Commercial Arbitration Rules or (ii) such other arbitration forum and procedures as the parties shall mutually agree (the "Alternative Arbitrator"), any and all matters arising under this Section which remain in dispute. The Arbitrators or the Alternative Arbitrator shall be provided with all books, records, working papers or other information, and access to authorized representatives of Purchaser and Seller, as are reasonably necessary for a review and resolution of such matters in dispute. The Arbitrators or the Alternative Arbitrator shall render a decision resolving each of the matters submitted to the Arbitrators or the Alternative Arbitrator, as applicable, within 30 days following submission thereto (or as soon thereafter as reasonably practicable). All fees and expenses of the Arbitrators or the Alternative Arbitrator pursuant to this Agreement with respect to such dispute shall be borne by the party who the Arbitrators or the Alternative Arbitrator determine was not the one closer in the aggregate to being correct with respect to the matters being disputed. All determinations made by the Arbitrators or the Alternative Arbitrator pursuant to this Section 1.6 shall be set forth in writing and shall be final, conclusive and binding on the parties hereto and shall not be subject to any judicial review.
(c) Within ten days after the Final Computation becomes final and binding upon the parties, Seller or Purchaser, as the case may be, shall pay the Purchase Price Decrease or the Purchase Price Increase, as applicable. All payments pursuant to this Section 1.6 shall be by wire transfer of immediately available funds to an account designated by the recipient at least two business days prior to the date of payment.
1.7 Uncollectible Accounts. Purchaser shall use commercially reasonable efforts to collect the trade and other receivables of Seller that are included in the Acquired Assets; provided, however, that Purchaser shall not be required to threaten or institute legal proceedings or to employ a collection agency to collect such receivables. Promptly following the expiration of the six?month period following the Closing Date, Purchaser shall deliver to Seller a written notice setting forth the aggregate amount of such trade and other receivables of Seller, less the recorded allowance for collection losses as of the Closing Date, that were not paid in full prior to the expiration of such six?month period (the "Receivable Amount"), together with an itemized list thereof; provided, however, with respect to accounts that are identified as having collection problems, before the expiration of such six-month period, Purchaser shall provide such notice of such accounts promptly after such collection problems are identified. Any accounts for which Purchaser gives credit to a customer due to an adjustment or inaccuracy made by Seller shall be deemed included in the Receivable Amount to the extent such credit is given. Furthermore, in the event the Purchaser provides credit or a refund for merchandise previously sold by Seller and for which Seller has collected payment or assigned a receivable to Purchaser, the net amount of such refund or credit less the estimated resale value of the item returned shall be included in the Receivable Amount. In each case that such refund or credit is given, Purchaser shall provide notice to Seller (i) of such event, (ii) the amount credited or refunded, (iii) the estimated resale value of the item returned, and (iv) the net amount to be added to the Receivable Amount. Seller agrees to pay the Receivable Amount to Purchaser in cash or immediately available funds within three business days following the delivery by Purchaser of such notices described above with regard to the Receivable Amount to Seller. Upon receipt of the Receivable Amount by Purchaser, Purchaser shall assign to Seller the uncollected receivables in respect of which the Receivable Amount was paid and shall provide such records Seller may reasonably request from time to time in connection with its collection of such uncollected receivables. Conversely, if the Receivable Amount is a negative amount, Purchaser will pay such negative amount to Seller within three business days following the delivery of such notice. Any payment that is received by Purchaser after the Closing from a customer which is not specifically designated as applying to a particular invoice of Seller will be applied first to account balances of such customer generated from and after the Closing Date; provided, that, Purchaser shall use commercially reasonable efforts to request in writing that such customer designate an invoice for the application of such payment. Purchaser agrees to (i) advise the Seller at a monthly meeting to be held every 30 days of the status of customer accounts which were part of the Acquired Assets, particularly those which the customer has not responded to the request for designation or has made payments on invoices relating to sales after the Closing Date when invoices relating to sales prior to the Closing Date remain unpaid, and (ii) accrue service charges with respect to late customer payments in accordance with Purchaser's service charge policy at one and one half of one percent (1 1/2%) per month with respect to receivables arising prior to the Closing Date, unless the terms of such receivables provide otherwise.

ARTICLE II
REPRESENTATIONS AND WARRANTIES

2.1 Representations and Warranties of Seller. Seller represents and warrants to Purchaser as set forth in this Section 2.1:
2.1.1 Organization. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of California and has the requisite corporate power and authority to own, lease or otherwise hold the Acquired Assets owned, leased or otherwise held by it and to carry on the Business as presently conducted by it. Except as set forth in Section 2.1.1, Seller is in good standing and duly qualified to conduct business as a foreign entity in every jurisdiction in which its ownership or lease of property or conduct of the business makes such qualification necessary, except where the failure to be so qualified (individually or in the aggregate) has not had and would not reasonably be expected to have a Material Adverse Effect. As used herein, the term "Material Adverse Effect" means any material adverse effect on the operations, assets, properties, prospects or condition (financial or otherwise) of the Business. All of the jurisdictions in which Seller is in good standing and duly qualified to conduct business as a foreign entity are listed on Schedule 2.1.1.
2.1.2 Authorization and Effect of Agreement. Seller has the requisite corporate power and authority to execute, deliver and perform its obligations under each of the Transaction Documents (as hereinafter defined). The execution, delivery and performance by Seller of each of the Transaction Documents has been duly authorized by all requisite corporate action by Seller. This Agreement has been duly executed and delivered by Seller. This Agreement constitutes, and except as set forth on Schedule 2.1.2, each of the other Transaction Documents will constitute, the valid and binding obligation of Seller enforceable against Seller in accordance with its terms, subject to applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar Laws (as hereinafter defined) affecting creditors' rights and remedies generally and subject, as to enforceability, to general principles of equity, including principles of commercial reasonableness, good faith and fair dealing (regardless of whether enforcement is sought in a proceeding at law or in equity). As used herein, the term "Transaction Documents" refers collectively to this Agreement, the Bill of Sale and Assignment to be executed by Seller in the form of Exhibit B hereto (the "Bill of Sale"), the Assumption Agreement to be executed by Purchaser and Seller in the form of Exhibit C hereto (the "Assumption Agreement"), hereto the Noncompetition Agreement to be executed by Purchaser, Seller and the executive officers and directors of Seller in the form of Exhibit D hereto (the "Noncompetition Agreement"), the Escrow Agreement, the Chain-Link Supply Agreement in the form of Exhibit G hereto, the Lease Agreement in the form of Exhibit H hereto, the Square Tube Supply Agreement on substantially the terms set forth on Exhibit I hereto and any other documents executed and delivered by Seller pursuant to this Agreement.
2.1.3 Conflicts. Neither the execution, delivery nor performance by Seller of any Transaction Document will (i) violate any material Law applicable to Seller or any of its respective properties, (ii) assuming the receipt of third party consents referred to in Section 2.1.4 below, violate, conflict with, permit the cancellation or acceleration of, or give rise to a loss of any benefit under, any material agreement or commitment to which Seller is a party or by which any of its properties are bound and which is being assumed by or transferred to Buyer, or (iii) violate or conflict with any provision of the articles of incorporation or bylaws, each as amended to date, of Seller. Except as set forth in Schedule 2.1.3, Seller has not entered into, and is not aware of, any agreement pursuant to which any person or entity has obtained the right to acquire the Acquired Assets or the Business or engage in any transaction similar to the transactions contemplated by this Agreement whereby any person or entity can acquire all or a portion of the Acquired Assets or ownership interests in Seller. As used herein "Law" means any domestic or foreign statute, law, ordinance, rule, regulation, standards or guidelines.
2.1.4 Consents. Except as listed on Schedule 2.1.4, no actions, consents, or approvals of, or filings with, any governmental authorities or any third parties are required in connection with the execution, delivery or performance by Seller of the Transaction Documents; provided, however, that Seller makes no representations or warranties in this Section 2.1.4 as to the transferability of any business or operating permit used in connection with the Business.
2.1.5 Financial Statements.
(a) Seller has delivered to Purchaser true and complete copies of unaudited consolidating income statements of Seller for each of the 12 months from January 1, 1998 through December 31, 1998 and a balance sheet as of December 31, 1998 and January 31, 1999, all of which have been prepared in accordance with GAAP (as defined below). The Balance Sheet (as defined below) fairly presents in all material respects the financial position, assets and liabilities (whether accrued, absolute, contingent or otherwise) of Seller at the date indicated and such statements of income fairly present in all material respects the results of operations of Seller for the periods indicated, in each case in accordance with GAAP. Such unaudited financial statements contain all adjustments, which are solely of a normal recurring nature, necessary to present fairly in all material respects the financial position and results at the dates and for the periods then ended. As used herein, the term "Balance Sheet" refers to the unaudited balance sheet of Seller at December 31, 1998 and the term "Balance Sheet Date" refers to December 31, 1998. Also as used herein, the term "GAAP" means generally accepted accounting principles consistently applied; provided, however, with regard to financial statements other than for year end, "GAAP" shall not require the inclusion of footnotes therein.
(b) Seller shall deliver to Purchaser true and complete copies of monthly balance sheets and statements of income as soon as they are available, but in no event more than 30 days after the end of each month. Upon delivery thereof, such balance sheet will fairly present in all material respects the financial position, assets and liabilities (whether accrued, absolute, contingent or otherwise) of Seller at the date indicated and such statements of income will fairly present in all material respects the results of operations of Seller for the period indicated.
(c) All of the financial statements referred to in this Section 2.1.5 are sometimes referred to herein collectively as the "Financial Statements." The Financial Statements have been prepared in accordance with the books and records and accounting methods of Seller. Except as set forth on Schedule 2.1.5, since December 31, 1997, there has been no material change in any financial reporting or accounting methods, practices or policies or in any method of calculating any bad debt, contingency or other reserve for financial reporting purposes or for any other accounting purposes.
2.1.6 Absence of Certain Changes and Events. Except as set forth on Schedule 2.1.6, since December 31, 1998, Seller has not conducted the Business other than in the ordinary course, consistent with past practice. Except as set forth on Schedule 2.1.6, since December 31, 1998, there has not been any material adverse change in the Business or the financial condition, results of operations, or prospects of the Business, nor to Seller's knowledge has there been any event or circumstance which would be reasonably likely to cause such a material adverse change.
2.1.7 Inventory. All inventory of Seller reflected on the Balance Sheet and all inventory of Seller included in the Acquired Assets was acquired and has been obtained in the ordinary course of the Business and consistent with prior practice; is of good and merchantable quality; and consists of a quality, quantity and condition usable or saleable in the ordinary course of the Business. Except as set forth on Schedule 2.1.7, Seller is not under any obligation with respect to returns or allowances relating to any goods in the possession of wholesalers, retailers or other customers. Except as set forth on Schedule 2.1.7, Seller has no obsolete inventory in excess of its recorded reserve for such obsolescence as of the Closing Date. Except as set forth on Schedule 2.1.7, there has been no material change in the following components of standard cost of finished goods used in costing inventory since December 31, 1998: (i) raw material quantity, (ii) direct labor hours and rates and (iii) overhead rates.
2.1.8 Real Property.
(a) Schedule 2.1.8A sets forth a true and complete list of each lease or other agreement (the "Real Property Leases") under which Seller leases, or otherwise occupies or uses any real property in connection with the Business (the "Real Property") and copies of all title insurance policies issued to Seller or in Seller's possession relating thereto. Seller has valid and enforceable leasehold interests, and upon the Closing Purchaser will have valid and enforceable sub-leasehold interests, in the Real Property, free and clear of all Encumbrances, other than Permitted Encumbrances. As used in this Agreement, "Permitted Encumbrances" means liens for ad valorem taxes and assessments not yet due and payable and mechanics liens incurred in the ordinary course of the Business consistent with past practice. Seller owns no real property.
(b) Except as set forth on Schedule 2.1.8B, the Real Property constitutes all real property used in connection with the Business. Except as set forth on Schedule 2.1.8B, the Real Property, any improvements thereon, and the use by Seller thereof conform, in all material respects, to (i) all applicable Laws, including but not limited to zoning requirements and the Americans With Disabilities Act, and (ii) all restrictive covenants, if any. There are no eminent domain proceedings pending, or to Seller's knowledge, threatened against the Real Property. The Real Property has adequate water supply, sewage and waste disposal facilities, and ingress or egress to public streets and highways.
(c) The Real Property is connected to and is served by water, solid waste and sewage disposal, drainage, telephone, gas, electricity and other utility equipment facilities and services necessary for the operation or use of the Real Property in the Business or to Seller's knowledge required by Law. Such facilities and services are adequate for the present use and operation of the Real Property on a fully occupied basis, and are installed and connected pursuant to valid permits and are in material compliance with all governmental regulations. To Seller's knowledge, no fact or condition exists which would result in the termination or impairment in the furnishing of utility services to the Real Property. With respect to the prior three sentences, Seller has not received any written notice to the contrary.
(d) All material improvements on the Real Property (i) have, to Seller's knowledge, been constructed in a good and workmanlike manner, free from defects in workmanship and material; and (ii) have been constructed, occupied, maintained and operated in material compliance with all applicable Laws, insurance requirements, contracts, leases, permits, licenses, ordinances, restrictions, building set-back lines, covenants, reservations, and easements, and Seller has received no notice, written or verbal, claiming any material violation of any of the same or requesting or requiring the performance of any material repairs, alterations or other work in order to so comply. The heating, air conditioning, plumbing, ventilating, utility, sprinkler and other mechanical and electrical systems, apparatus and appliances located on the Real Property or in the improvements are in good operating condition (ordinary wear and tear excepted), free from material defects in workmanship and material.
(e) The Real Property has not been materially damaged by fire or other casualty except for such damage which has been fully repaired and restored prior to the date of this Agreement.
(f) Except as set forth in Schedule 2.1.8C, there has not been (i) any threatened cancellation of any Real Property Leases, (ii) any outstanding disputes, of a material nature, under any Real Property Leases or (iii) to Seller's knowledge, any bases for any claim of breach or default thereunder. Seller has no reason to believe that any of the Real Property Leases that are renewable will not be renewed by the other party on reasonable terms.
Except as set forth in Schedule 2.1.8D, the improvements on the Real Property are in reasonable condition and, to Seller's knowledge, are not in need of major repair or renovation.
2.1.9 Physical Assets and Properties.
(a) Set forth on Schedule 2.1.9A is a listing of all physical assets and properties, other than Real Property, owned by Seller as of the date hereof and included in the Acquired Assets. Seller has (and, upon the Closing Purchaser will have) good title to all tangible assets and properties, whether personal or mixed, purported to be owned by Seller and included in the Acquired Assets (the "Owned Tangible Property"), free and clear of all Encumbrances, other than Permitted Encumbrances. Schedule 2.1.9B sets forth a true and complete list of each lease or other agreement under which Seller leases, licenses, holds, or operates any item of physical property, other than the Owned Tangible Property, that is included in the Acquired Assets (such leased tangible property being referred to herein as the "Leased Tangible Property"). Seller has valid and enforceable leasehold interests in the Leased Tangible Property, free and clear of all Encumbrances, other than Permitted Encumbrances.
(b) Except as set forth on Schedule 2.1.9B, the Owned Tangible Property and Leased Tangible Property, taken as a whole, and each material item of Owned Tangible Property and Leased Tangible Property, is in good condition and repair (normal wear and tear excepted), is fit for the purposes for which it was intended to be used, is sufficient and adequate to carry on the Business as now conducted, and complies in all material respects with all applicable material Laws.
2.1.10 Intangible Assets and Properties. Set forth on Schedule 2.1.10A is a true and complete listing of all intangible assets and properties, including, without limitation, all registered patents, copyrights, trademarks and service marks, owned by Seller as of the date hereof and used in connection with the Business (the "Owned Intangible Properties"). Set forth on Schedule 2.1.10B is a true and complete listing of all intangible assets and properties, including, without limitation, all patents, copyrights, trademarks and service marks, which Seller uses in the Business and licenses from third parties (the "Licensed Intangible Properties") other than shrink-wrapped software which may be purchased on a consumer retail basis, the lack of which would not have a Material Adverse Effect on the Business. The Owned Intangible Properties and the Licensed Intangible Properties constitute all intangible assets and properties used in connection with the operation of the Business. Except as disclosed on Schedule 2.1.10A, Seller has (and, as of the Closing Purchaser will have) good and marketable title to the Owned Intangible Properties, free and clear of all Encumbrances. Except as disclosed on Schedule 2.1.10B, Seller has (and, as of the Closing Purchaser will have) the valid and enforceable right to use the Licensed Intangible Properties in the manner in which the Licensed Intangible Properties are used in connection with the Business as currently conducted, without the requirement for any payment therefor and free and clear of all Encumbrances. To Seller's knowledge, the operations of the Business do not infringe on the intellectual property rights of any other person or entity, except where such infringement, or combination of infringements in the aggregate, would not have a Material Adverse Effect on the Business.
2.1.11 Contracts. Set forth on Schedule 2.1.11 is a list of each agreement (whether written or oral), arrangement, commitment, guarantee, or other instrument (i) to which Seller is a party or by which Seller or its assets or the Business may be bound or affected, and (ii) that is included in the Acquired Assets; provided, however, Seller shall not be required to list the leases or other agreements relating to the Real Property and the Leased Tangible Property as set forth on Schedules 2.1.8B and 2.1.9B, respectively, and shall not be required to list any agreement that is not related to the Business. All such agreements, arrangements, commitments, guarantees and other instruments are legal, valid and binding obligations of the respective parties thereto, enforceable in accordance with their terms, except where enforceability would not have a Material Adverse Effect on the Business or enforceability is limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditors' rights and remedies and general principles of equity; all payments required to be made thereunder have been made by the parties required to do so, except to the extent that any payments are being contested in good faith and are listed as such on Schedule 2.1.11; and no defenses, offsets or counterclaims thereto have been asserted in writing, or, to Seller's knowledge, may be made by any party thereto other than Seller, nor has Seller waived any substantial rights thereunder.
2.1.12 Contract Defaults. Except as disclosed on Schedule 2.1.12, Seller has not, since January 1, 1998, received written notice of any default, and Seller is not in default, under any material agreement, arrangement, commitment, guarantee or other instrument relating to, binding, or affecting Seller or the assets used in the conduct of the Business to which Seller is a party or by which Seller or such assets, Business, or operations may be bound or affected, and there has not occurred any event which, with the lapse of time or giving of notice, or both, would constitute a default under any such material agreement. There has not been (i) any threatened cancellation of any contract set forth on Schedule 2.1.11, (ii) any outstanding dispute under such contracts listed on Schedule 2.1.11 or (iii) to Seller's knowledge, any bases for any claim of breach or default thereunder. The execution, delivery and performance of this Agreement will not entitle any other party to a contract specified on Schedule 2.1.11 to cancel, suspend or terminate such contract or cause a diminution of Seller's rights thereunder. Except as set forth on Schedule 2.1.11, in the case of any such contracts (specified on Schedule 2.1.11) to which Seller was not an original party, Seller's rights thereunder have been duly assigned to Seller by written instrument, and where required, such assignment has been consented to in writing by the other party or parties thereto, and Seller has furnished Purchaser with true and complete copies of all such assignments and consents. Seller has no reason to believe that any of the contracts specified on Schedule 2.1.11 that are renewable will not be renewed by the other party on reasonable terms.
2.1.13 Sufficiency of Acquired Assets. Except as set forth on Schedule 2.1.13, the Acquired Assets constitute all properties and assets used by Seller in the conduct of the Business as currently conducted.
2.1.14 Compliance With Laws. Except as set forth in Schedule 2.1.14, Seller is not in violation of, nor, since January 1, 1997, has Seller received any written notice of any alleged violation of, any Law in the conduct of the Business. Seller is not in default of or in violation with respect to any judgment, order, injunction or decree of any court, administrative agency or other governmental authority.
2.1.15 Environmental Matters.
(a) Except as set forth in Schedule 2.1.15A, Seller has not received notice alleging violation of any applicable federal, state, or local statutes, codes, rules, regulations, licenses or permits relating to the environment, natural resources or public or employee health or safety ("Environmental Laws") and none of the Real Property is in violation of any applicable Environmental Laws, to the extent that any violation of the Environmental Laws would, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.
(b) Except as set forth on Schedule 2.1.15B, there are no facts or circumstances or conditions relating to, arising from, associated with or attributable to the Real Property or the facilities or operations thereon that will give rise to an environmental claim, an obligation, current or contingent, to clean up or remediate contamination or result in Environmental Costs and Liabilities. "Environmental Costs and Liabilities" shall mean any and all losses, liabilities, obligations, damages, fines, penalties, judgments, actions, claims, costs and expenses (including fees, disbursements and expenses of legal counsel, experts, engineers and consultants and the costs of investigation and feasibility studies, remedial or removal actions and cleanup activities) arising from or under any Environmental Law now in effect, order or agreement now in effect with any governmental authority or other person in connection with any action or inaction by Seller prior to the Closing.
(c) Except as set forth on Schedule 2.1.15C, (i) there is no asbestos contained in or forming a part of any building, building component, structure or office space included in the Real Property, (ii) no polychlorinated biphenyls or related compounds are used or stored on any Real Property, (iii) there are no underground storage tanks or surface impoundments located on, under or at any Real Property, and (iv) Seller in operating the Business, has not generated, stored, treated or disposed of any Hazardous Wastes (as defined under 40 C.F.R. Parts 260-270 or analogous state Law) nor, to the knowledge of Seller, has any predecessor done so on any Real Property.
(d) Except as disclosed on Schedule 2.1.15D, none of the operations of the Business is subject to any judicial or administrative civil or criminal proceeding (including potentially responsible party notices or information requests issued pursuant to the federal Superfund Law or any analogs pursuant to Environmental Laws) nor, to the knowledge of Seller, has such a proceeding been threatened.
(e) Without limiting the generality or effect of the foregoing subsections, Schedule 2.1.15E contains a true and correct list of (i) all on-site and off-site locations where Seller or, to the knowledge of Seller, any predecessor or affiliate thereof has stored, disposed or arranged for the disposal of any hazardous wastes relating to the Business, including all chemicals, pollutants, contaminants, wastes, toxic substances, petroleum and petroleum products, and (ii) all material environmental permits, variances, authorizations or approvals issued to Seller and necessary for the continued operation of the Business.
2.1.16 Insurance. The assets, properties and operations of Seller are insured under various policies of general liability and other forms of insurance listed on Schedule 2.1.16, which policies are, in full force and effect on the date hereof, valid and enforceable in accordance with their terms and in amounts which are adequate in relation to the business and assets of Seller.
2.1.17 Litigation; Decrees. Except as disclosed on Schedule 2.1.17, there are no lawsuits, claims or administrative or other proceedings or investigations pending or, to Seller's knowledge, threatened by, against or affecting Seller and relating to the Acquired Assets, the Business, this Agreement or the transactions contemplated hereby. Seller is not a party to or subject to the provisions of any judgment, order, writ, injunction, decree or award of any court, arbitrator or governmental or regulatory official, body or authority relating to the Acquired Assets or the Business.
2.1.18 Employee Matters.
(a) Schedule 2.1.18 sets forth each "employee benefit plan," as defined in section 3(3) of ERISA, and all other employee compensation and benefit arrangements or payroll practices, including, without limitation, all severance pay, sick leave, vacation pay, salary continuation for disability, consulting or other compensation agreements, retirement, deferred compensation, bonus, long?term incentive, stock option, stock purchase, hospitalization, medical insurance, life insurance, and scholarship plans or programs maintained by Seller or to which Seller contributes or is obligated to contribute (all such plans or arrangements being hereinafter referred to as the "Employee Benefit Plans") on account of any person presently employed by Seller (an "Employee") or formerly employed by Seller (a "Former Employee"), or under which any Employee or Former Employee participates or has accrued any rights by reason of such employment. The terms Employee and Former Employee will include, where applicable, the beneficiaries and dependents of an Employee or Former Employee. Except as disclosed on Schedule 2.1.18, neither Seller nor any ERISA Affiliate has ever contributed to any plan subject to section 413 of the Code or to any multiple employer welfare arrangement, as defined in section 3(40) of ERISA. Seller has no commitment or obligation to establish or adopt any new or additional Employee Benefit Plans or to materially increase the benefits under any existing Employee Benefit Plan.
(b) No Employee or Former Employee of Seller will be entitled to any additional benefit or any acceleration of the time of payment or vesting of any benefit under any of the Employee Benefit Plans set forth on Schedule 2.1.18 as a result of the transactions contemplated by this Agreement.
2.1.19 Labor Matters. Except as listed and described on Schedule 2.1.19, Seller, with respect to Employees and Former Employees, (i) has no written personnel policy applicable to such Employees, (ii) is and has been, in all material respects, in compliance since January 1, 1996 with all applicable Laws regarding employment and employment practices, terms and conditions of employment, wages and hours, occupational safety and health and workers' compensation and is not engaged in any unfair labor practices, (iii) has no grievances pending or, to Seller's knowledge, threatened against it and (iv) has no charges or complaints pending or, to Seller's knowledge, threatened against it before the National Labor Relations Board, the Equal Employment Opportunity Commission or any other federal, state or local agency responsible for the prevention of unlawful employment practices. There is no labor strike, slowdown, work stoppage or lockout actually pending or, to Seller's knowledge, threatened against or affecting the Business. Except as described on Schedule 2.1.19, Seller is not a party to any collective bargaining agreement, no such agreement determines the terms and conditions of any Employee or Former Employee, and no collective bargaining agent has been certified as a representative of any of the Employees or Former Employees. Except as described on Schedule 2.1.19, to Seller's knowledge, no union organizational campaign is currently pending with respect to any of the Employees or Former Employees.
2.1.20 Customers and Suppliers. Schedule 2.1.20 sets forth a true and complete list of (i) the 10 largest customers of the Business based on revenues during the year ended December 31, 1998 and the three months ended March 31, 1999, respectively, showing the approximate total sales by Seller with respect to the Business to each such customer during the year ended December 31, 1998 and the three months ended March 31, 1999, respectively, and (ii) the 10 largest suppliers of the Business based on Seller's purchases during the year ended December 31, 1998 and the three months ended March 31, 1999, respectively, showing the approximate total purchases by Seller with respect to the Business from each such supplier during the year ended December 31, 1998 and the three months ended March 31, 1999, respectively. Except as described on Schedule 2.1.20, since January 1, 1998, no customer or supplier listed on Schedule 2.1.20 has informed Seller that it will materially change its business relationship with Seller and to Seller's knowledge there are not any circumstances which are likely to cause such a material change. Except as described on Schedule 2.1.20, Seller has no reason to believe that, following the Closing, any particular customer or supplier will fail to do business with Purchaser substantially as such customer or supplier currently does business with Seller.
2.1.21 Warranty and Product Liability Claims. Except as set forth on Schedule 2.1.21, Seller has not made any express warranties or guarantees with respect to any products manufactured or sold or services rendered in the operation of the Business. Except as described on Schedule 2.1.21, no claims have been asserted during the past two years that any product of Seller was defective or caused any injury or harm to any person, including all such claims and allegations relating to returns, express or implied warranty violations, failure to warn or similar matters. To Seller's knowledge, no basis exists for any person to make any such claim, except as described on Schedule 2.1.21.
2.1.22 Licenses, Permits, Etc. Schedule 2.1.22 sets forth all material governmental licenses, franchises, permits and other authorizations held by Seller (other than those listed on Schedule 2.1.15). To the extent transferable, all such governmental licenses, franchises, permits and other authorizations (including those listed on Schedule 2.1.15) will be assigned to Purchaser at the Closing. Such government licenses, franchises, permits and other authorizations constitute all material government licenses, franchises, permits and other authorizations necessary in the conduct of the Business.
2.1.23 Employees and Consultants. Seller has supplied Purchaser with a true and complete list of each person employed by Seller in connection with the Business (an "Employee") and the total current compensation and benefits of each such person. Schedule 2.1.23 sets forth a true and complete list of all employment agreements between Seller and any Employee. Schedule 2.1.23 also sets forth a true and complete list of all consulting, service or commission agreements to which Seller is a party or otherwise relating to the Business.
2.1.24 Disclosure. No representation or warranty by Seller contained in this Agreement, and no statement contained in any document (including the Financial Statements and the schedules hereto) furnished or to be furnished by or on behalf of Seller or any affiliate thereof to Purchaser or any of Purchaser's representatives in connection with the transactions contemplated hereby, contains or will contain any untrue statement of a material fact, or omits or will omit to state any material fact necessary, in light of the circumstances under which it was or will be made, in order to make the statements herein or therein not misleading. Seller has not failed to disclose to Purchaser any fact which would reasonably be expected to have a Material Adverse Effect on the business, financial condition, results of operations or prospects of the Business, or which is otherwise material to the Business or the Acquired Assets.
2.1.25 Taxes.
(a) All Tax Returns (as defined in subsection (g) below) that are required to be filed on or before the execution of this Agreement by Seller have been duly filed on a timely basis under the statutes, rules and regulations of each jurisdiction in which such Tax Returns are required to be filed and Seller will file or will cause to be duly filed, all Tax Returns required to be filed by Seller as of the Closing Date and with respect to any taxable period prior to or which includes the Closing Date. All such Tax Returns are (or will be) complete and accurate in all respects. Except as set forth on Schedule 2.1.25, all Taxes, whether or not reflected on the Tax Returns, which are due with respect to Seller and any affiliates of Seller have been timely paid by Seller, and/or any such affiliates, whether or not such Taxes are disputed.
(b) No claim for assessment or collection of Taxes has been asserted against Seller or any of its affiliates. Neither Seller nor its affiliates are a party to any pending audit, action, proceeding or investigation by any governmental authority for the assessment or collection of Taxes nor do Seller or any of its affiliates have knowledge of any threatened audit, action, proceeding or investigation.
(c) Neither Seller nor its affiliates have waived or extended any statutes of limitation for the assessment or collection of Taxes. No claim has ever been made by a governmental authority in a jurisdiction where Seller or any of its affiliates do not currently file Tax Returns that it is or may be subject to taxation by that jurisdiction nor is Seller or any of its affiliates aware that any such assertion of jurisdiction is pending or threatened. No Encumbrances, other than Permitted Encumbrances (whether filed or arising by operation of law), have been imposed upon or asserted against any of the Acquired Assets as a result of or in connection with any failure, or alleged failure to pay any Tax.
(d) Seller has withheld and paid all Taxes required to be withheld in connection with any amounts paid or owing to any employee, creditor, independent contractor or other third party.
(e) Seller is not a foreign person within the meaning of Section 1445 of the Code.
(f) None of the Acquired Assets is (i) "tax-exempt use" property within the meaning of Section 168(h) of the Code, (ii) required to be treated as owned by another person pursuant to the provisions of Section 168(f)(8) of the Internal Revenue Code of 1954, as amended and in effect immediately prior to the enactment of the Tax Reform Act of 1986, (iii) "tax exempt bond financed property" within the meaning of Section 168(g) of the Code or (iv) "limited use property" (as that term is used in Rev. Proc. 76-30).
(g) For purposes of this Agreement, the terms "Tax" and "Taxes" shall mean all federal, state, local, or foreign taxes, assessments, duties, levies or similar charges of any kind including, without limitation, all income, payroll, Medicare, withholding, unemployment insurance, social security, sales, use, service, service use, leasing, leasing use, excise, franchise, gross receipts, value added, alternative or add?on minimum, estimated, occupation, real and personal property, stamp, duty, transfer, workers' compensation, severance, windfall profits, environmental (including Taxes under Section 59A of the Code), other Tax, charge, fee, levy or assessment of the same or of a similar nature, including any interest, penalty, or addition thereto' whether disputed or not. The term "Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes or any amendment thereto, and including any schedule or attachment thereto.
2.1.26 Accounts Receivable. The accounts receivable of Seller as set forth on the Balance Sheet or arising since the date thereof are valid and genuine and have arisen solely out of bona fide sales and deliveries of goods, performance of services and other business transactions in the ordinary course of the Business consistent with past practices and are not subject to valid defenses, set-offs or counterclaims. The allowance for collection losses on the Balance Sheet has been determined in accordance with GAAP consistent with past practice.
2.1.27 Interest in Competitors, Suppliers, Customers, Etc. Except as set forth in Schedule 2.1.27, neither Seller nor any entity in which Seller has any interest, has any direct or indirect ownership interest (other than ownership of less than 5% of a class of equity securities of a publicly held company) in any competitor, supplier, contractor or customer of the Business or any property used in the operation of the Business.
2.1.28 Finders. Neither Seller nor any other affiliate of Seller has made any agreement with any person or taken any action which would cause any person to become entitled to an agent's, broker's, or finder's fee or commission in connection with the transactions contemplated hereby.
2.1.29 Books of Account. Seller has not engaged in any transaction, maintained any bank account or used any of the funds of Seller except for transactions, bank accounts and funds which have been and are reflected in the normally maintained books and records of the Business.
2.2 Representations and Warranties of Purchaser. Purchaser represents and warrants to Seller as follows:
2.2.1 Corporate Organization. Purchaser is a corporation duly organized, validly existing and in good standing under the Laws of the State of Delaware.
2.2.2 Authorization and Effect of Agreement. Purchaser has the requisite corporate power and authority to execute, deliver and perform its obligations under each of the Transaction Documents executed or to be executed by Purchaser. The execution, delivery and performance by Purchaser of each of the Transaction Documents executed or to be executed by Purchaser has been duly authorized by all requisite corporate action. This Agreement has been duly executed and delivered by Purchaser. This Agreement constitutes, and each of the other Transaction Documents to be executed by Purchaser will constitute, the valid and binding obligation of Purchaser, enforceable against Purchaser in accordance with its terms, subject to applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar Laws affecting creditors' rights and remedies generally and subject, as to enforceability, to general principles of equity, including principles of commercial reasonableness, good faith and fair dealing (regardless of whether enforcement is sought in a proceeding at Law or in equity).
2.2.3 Conflicts. Neither the execution, delivery, nor performance of any Transaction Document executed or to be executed by Purchaser will (i) violate any material Law applicable to Purchaser, (ii) assuming receipt of the third party consents referred to in Section 2.2.4, violate, conflict with, permit the cancellation or acceleration of, or give rise to a loss of any benefit under, any material agreement or commitment to which Purchaser is a party or by which any of its properties are bound, or (iii) violate or conflict with any provision of the certificate of incorporation or bylaws, each as amended to date, of Purchaser.
2.2.4 Consents. Except as listed on Schedule 2.2.4, no actions, consents, or approvals of, or filings with, any governmental authorities or any third parties are required in connection with the execution, delivery or performance by Purchaser of the Transaction Documents executed or to be executed by Purchaser.
Litigation. There are no lawsuits, claims or administrative or other proceedings or investigations pending or, to Purchaser's knowledge, threatened by, against or affecting Purchaser relating to the transactions contemplated hereby.
Disclosure. No representation or warranty by Purchaser contained in this Agreement, and no statement contained in any document furnished or to be furnished by or on behalf of Purchaser or any affiliate thereof to Seller or any of Seller's representatives in connection with the transactions contemplated hereby, contains or will contain any untrue statement of material fact, or omits or will omit to state any material fact necessary, in light of the circumstances under which it was or will be made, in order to make the statements herein or therein not misleading.

ARTICLE III
COVENANTS

3.1 Covenants of Seller. Seller covenants and agrees that, pending the Closing and except as otherwise agreed to in writing by Purchaser:
3.1.1 Employees and Business Relations. Seller shall use all commercially reasonable efforts to keep available the services of the present Employees (except normal separations of employees other than officers in the ordinary course of the Business and consistent with past practice), agents and consultants of the Business and to maintain the relations and goodwill with the suppliers, customers, distributors and any others having business relations with the Business.
3.1.2 Update Representations and Warranties. Seller shall promptly disclose to Purchaser any information contained in its representations and warranties herein or the schedules hereto which, because of an event occurring after the date hereof, makes said representations and warranties or schedules incomplete or incorrect as of any time after the date hereof until the Closing Date; provided, however, that none of such disclosures shall be deemed to modify, amend or supplement the representations and warranties of Seller herein or the schedules hereto for any purposes of this Agreement.
3.1.3 Satisfaction of Conditions. Seller shall use all commercially reasonable efforts to conduct the Business in such a manner that on the Closing Date the representations and warranties of Seller contained in this Agreement shall be true in all material respects as though such representations and warranties were made on and as of such date. Furthermore, Seller shall cooperate with Purchaser and use all commercially reasonable efforts to satisfy promptly all conditions required hereby to be satisfied by Seller in order to expedite the consummation of the transactions contemplated hereby.
3.1.4 Sale of Acquired Assets; Negotiations. Seller shall not, and Seller shall not cause or permit its respective affiliates, directors, officers, employees, agents, representatives, legal counsel, and financial advisors to, (i) solicit, initiate, accept, consider, entertain or encourage the submission of proposals or offers from any person or entity with respect to the acquisition contemplated by this Agreement or any similar transaction wherein such person or entity would acquire all or any portion of the Acquired Assets or ownership interests in Seller, or any merger, consolidation, or business combination, directly or indirectly, with or for Seller or all or substantially all of the Business, or (ii) participate in any negotiations regarding, or, except as required by legal process (including pursuant to discovery or agreements existing on the date hereof), furnish to any person or entity (other than Purchaser) information with respect to, or otherwise cooperate in any way with, or assist or participate in, facilitate, or encourage, any effort or attempt by any person or entity (other than Purchaser) to do or seek any of the foregoing. Seller shall not enter into any agreement or consummate any transactions that would interfere with the consummation of the transactions contemplated by this Agreement. Seller shall promptly notify Purchaser if it receives any written inquiry, proposal or offer described in this Section 3.1.4 or any verbal inquiry, proposal or offer described in this Section 3.1.4 that is competitive with the terms of the transactions contemplated by this Agreement, and Seller shall inform such inquiring person or entity of the existence of this Agreement and make such inquiring person or entity aware of Seller's obligations under this Section 3.1.4. The notification under this Section 3.1.4 shall include the identity of the person or entity making such inquiry, offer, or other proposal, the terms thereof, and any other information with respect thereto as Purchaser may reasonably request. Seller shall not provide any confidential information concerning the Business or its properties or assets to any third party other than in the ordinary course of the Business and consistent with prior practice. Seller has ceased and caused to be terminated any existing activities, discussions or negotiations with any person or entity conducted heretofore with respect to any of the foregoing.
3.1.5 Access. Seller shall give to Purchaser's officers, employees, counsel, accountants and other representatives free and full access to and the right to inspect, during normal business hours and at such other times as may be agreed upon in advance with the officers and representatives of Seller, all of the premises, properties, plants, assets, books, records, contracts and other documents relating to the Business and shall permit them to consult with the officers, employees, accountants, auditors, counsel and agents of Seller for the purpose of making such investigation of the Business, as Purchaser shall desire to make, provided that such investigation shall not unreasonably interfere with Seller's business operations, and shall permit them to consult with any customers or suppliers of Seller regarding the Business, provided that such consultation shall not unreasonably interfere with Seller's or such customer's or supplier's business operations. Furthermore, Seller shall furnish to Purchaser all such documents and copies of documents and records and information with respect to the affairs of the Business and copies of any working papers relating thereto as Purchaser shall from time to time reasonably request and shall permit Purchaser and its agents to make such physical inventories and inspections of the Acquired Assets as Purchaser may request from time to time.
3.1.6 Operation of the Business. Seller will (unless the prior written consent of Purchaser is obtained, which consent shall not be unreasonably withheld or delayed):
(a) Not take or permit to be taken or do or suffer to be done anything other than in the ordinary course of business as presently conducted, not move from its current location, sell or otherwise dispose of any asset of Seller relating to the Business (other than Excluded Assets and other than inventory or equipment sold in the ordinary course of the Business and consistent with past practice) and will use commercially reasonable efforts to keep the Business intact.
(b) Maintain the Acquired Assets in at least as good condition as they were being maintained as of the date hereof, normal wear and tear excepted.
(c) Not declare or pay any distribution in respect of Seller's equity interests or make any other payment, repurchase or distribution in respect of Seller's equity interests other than in cash.
(d) Not make, or commit to make, any capital expenditures greater than $20,000 in the aggregate.
(e) Not create or amend any Employee Benefit Plan except as required by Law.
(f) Not grant any increases in officer compensation or, except in the ordinary course of the Business and consistent with past practice, in the compensation of any other Employees.
(g) Not make any write?downs or write?offs of assets outside the ordinary course of the Business consistent with past practice.
(h) Operate the Business in material compliance with all applicable Laws.
(i) Not enter into any new contract or arrangement outside the ordinary course of the Business, consistent with past practice, with aggregate payments due to or from Seller of $20,000 or more or modify or terminate any existing contract or arrangement with aggregate payments due to or from Seller of $20,000 or more.
(j) In connection with any contract or arrangement that expires pursuant to its terms between the date hereof and the Closing Date, not renew such contract or arrangement or enter into new terms (the "Renewal Contract") with respect to such contract or arrangement without the prior written consent of Purchaser. Notwithstanding the foregoing, if Purchaser so requests, Seller shall enter into a contract or arrangement with another third party for the same services or goods to be provided under the Renewal Contract, provided that the terms of such contract or arrangement are individually the same or better than the terms of the Renewal Contract.
(k) Maintain insurance covering the Acquired Assets on a basis consistent with past practice.
(l) Pay all debts and obligations incurred by it in the operation of the Business in the ordinary course of the Business consistent with past practice.
3.1.7 WARN Act Compliance. Through the Closing Date, Seller shall take all necessary actions to comply with the Federal Workers Adjustment and Retraining Notification Act to the extent applicable. Purchaser shall not have any disclosure or announcement obligations under such act with respect to any Employees or Former Employees of Seller other than such obligations arising out of events occurring after the Closing Date with respect to Employees or Former Employees hired by Purchaser.
3.1.8 Environmental Inspections. Seller agrees to cooperate with any reasonable request of Purchaser for a site assessment or site review concerning any environmental matter, including the making available of such personnel of Seller as Purchaser may reasonably request, so long as such activities do not unreasonably interfere with the conduct of Seller's business. At the discretion of Purchaser, Purchaser may arrange, at its sole expense, for one or more independent contractors to conduct tests of the Real Property, including tests of air, soil (including surface and subsurface materials), surface water and ground water, or any equipment or facilities located thereon, in order to identify any present or past release or threatened release of any hazardous substances. Such tests may be done at any time, or from time to time, upon reasonable notice and under reasonable conditions, which do not impede the performance of such tests.
3.1.9 Employees. Seller acknowledges that notwithstanding any benefits which Purchaser may offer or provide to any Employee to whom Purchaser has extended an offer of employment, Seller has certain obligations with respect to Seller's Employees under Section 4980B of the Code and Section 601 et seq. of ERISA and agrees to comply with those obligations. Seller shall be responsible for and shall cause to be discharged and satisfied in full all amounts owed to any Employee or Former Employee, including wages, salaries, accrued vacation, any employment, incentive, compensation or bonus agreements or other benefits or payments on account of termination of employment prior to Closing by Seller.
3.1.10 [Intentionally Omitted.]
3.1.11 Physical Inventory. Purchaser may conduct a physical inventory on or immediately prior to the Closing Date, but as close to the Closing Date as possible, under the supervision of Seller and each of the parties' respective accounting firms. Any adjustment to the value of the inventory to be acquired by Purchaser resulting from such physical inventory shall be reflected in the Final Computation in accordance with Section 1.6.
3.2 Covenants of Purchaser. Purchaser covenants and agrees that, pending the Closing and except as otherwise agreed to in writing by Seller:
3.2.1 Closing. Purchaser will cooperate with Seller and use commercially reasonable efforts to satisfy promptly all conditions required hereby to be satisfied by Purchaser in order to expedite the consummation of the transactions contemplated hereby.
3.2.2 Employees. Within five business days prior to Closing, Purchaser will provide Seller with a list (the "Employee List") of all Employees to whom Purchaser intends to make offers of employment. Purchaser will offer employment as of the Closing to all Employees on such Employee List, on terms of employment and conditions substantially similar to those in effect immediately prior to Closing for other comparably situated employees of Purchaser; provided, however, that nothing herein shall limit the ability of Purchaser to change the level of compensation and other terms and conditions of employment after the Closing Date.

ARTICLE IV
CLOSING

4.1 Closing. Unless this Agreement is first terminated as provided in Section 7.1 hereof, and subject to the satisfaction or waiver of all conditions to the consummation of the transactions contemplated hereby, the closing of the transactions contemplated hereby (the "Closing") shall take place at the offices of Jeffer, Mangels, Butler & Marmaro LLP, in Los Angeles, California, beginning at 8:00 a.m. (local time) on June 7, 1999 or, if later, on the third business day after each of the conditions specified in Section 4.2 has been fulfilled (or waived by the party entitled to waive that condition). The date on which the Closing occurs is referred to herein as the "Closing Date." The Closing shall not be deemed to have been completed until the last of the conditions to be satisfied pursuant to this Agreement has been satisfied or waived.
4.2 Conditions to Closing.
(a) The obligations of Purchaser to effect the Closing are subject to the fulfillment, satisfaction or waiver of each of the following conditions precedent prior to the Closing; provided, however, if Purchaser consummates the Closing without the satisfaction of the conditions set forth in clauses (vii), (viii), (ix), (xi), and (xiii) below, such unsatisfied condition shall be deemed waived by Purchaser:
(i) The representations and warranties of Seller contained in this Agreement or in any schedule, certificate or document delivered by Seller to Purchaser pursuant to the provisions hereof shall have been true in all material respects (except that any representations and warranties of Seller which contain materiality qualifiers shall have been true in all respects) on the date hereof and shall be true in all material respects (except that any representations and warranties of Seller which contain materiality qualifiers shall be true in all respects) on the Closing Date with the same effect as though such representations and warranties were made as of such date.
(ii) Seller shall have performed and complied in all material respects with all agreements, covenants and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.
(iii) Seller shall have executed and delivered to Purchaser the Bill of Sale and such other instruments of conveyance, all containing a general warranty of title, as shall in Purchaser's reasonable opinion be necessary or appropriate to convey to Purchaser all of the Acquired Assets free and clear of all Encumbrances, other than Permitted Encumbrances.
(iv) Seller shall have executed and delivered to Purchaser a Limited Power of Attorney in the form of Exhibit E hereto.
(v) Seller shall have executed and delivered to Purchaser the Escrow Agreement.
(vi) Seller and its executive officers and directors shall have executed and delivered to Purchaser the Noncompetition Agreement.
(vii) All consents or approvals listed (or required to be listed) on Schedule 2.1.4 shall have been obtained, including, without limitation, consents or approvals required by Seller's lenders.
(viii) Purchaser shall have obtained from Seller evidence satisfactory to Purchaser of the payment or release of any and all Encumbrances against any of the Acquired Assets (other than Permitted Encumbrances).
(ix) Seller shall have (A) furnished to Purchaser (x) copies certified by the appropriate governmental official of the State of California as of a date not more than ten (10) days prior to the Closing Date, of Seller's articles of incorporation and all amendments thereto and (y) copies, certified by the Secretary or an Assistant Secretary of Seller, as of the Closing Date, of Seller's bylaws; (B) furnished to Purchaser a certificate of good standing issued with respect to Seller by the appropriate governmental official of the State of California as of a date not more than ten (10) days prior to the Closing Date; and (C) executed and delivered all such other documents, including a secretary's certificate relating to incumbency and corporate proceedings, and taken all such other actions as reasonably requested by Purchaser in connection with the consummation of the transactions contemplated hereby.
(x) Jeffer, Mangels, Butler & Marmaro LLP, counsel for Seller, shall have delivered to Purchaser a written opinion, dated the Closing Date, in substantially the form of Exhibit F hereto.
(xi) No inquiry, action, claim, or proceeding which, in the reasonable opinion of Purchaser, is material shall have been asserted, threatened or instituted against Purchaser to restrain or prohibit the consummation by Purchaser of the transactions contemplated by this Agreement or to challenge the validity of such transactions or any part thereof or seeking damages on account or as a result thereof.
(xii) [Intentionally Omitted.]
(xiii) There shall have been no material adverse change in the Business or the Acquired Assets since the date of this Agreement.
(xiv) [Intentionally Omitted.]
Seller, or an affiliate(s) thereof, shall have executed and delivered a supply agreement in substantially the form of Exhibit G hereto relating to Seller's, or such affiliate('s)(s'), purchase from Purchaser of Seller's, or such affiliate('s)(s'), chain-link fabric requirements for Seller's, or such affiliate('s)(s'), rent-a-fence business (the "Chain-link Supply Agreement").
Seller shall have executed and delivered a lease agreement or agreements in substantially the form of Exhibit H hereto relating to Purchaser's lease from Seller or its affiliates of all real property owned by Seller or its affiliates and used in the operation of Seller's ornamental fencing plant in San Fernando, California (the "Ornamental Plant") and the four fence service centers located in California (the "Sub-lease").
Purchaser and Seller shall have reached agreement on substantially the terms set forth on Exhibit I hereto for Purchaser to purchase from National Tube & Steel Purchaser's requirements for square tube to be used in the fabrication operations at the Ornamental Plant (the "Square Tube Supply Agreement").
(b) The obligations of Seller to effect the Closing are subject to the fulfillment, satisfaction or waiver of each of the following conditions precedent prior to the Closing; provided, however, if Seller consummates the Closing without the satisfaction of the conditions set forth in clause (vii) below, such unsatisfied condition shall be deemed waived by Seller:
(i) The representations and warranties of Purchaser contained in this Agreement or in any schedule, certificate or document delivered by Purchaser to Seller pursuant to the provisions hereof shall have been true in all material respects (except that any representations and warranties of Purchaser which contain materiality qualifiers shall have been true in all respects) on the date hereof and shall be true in all material respects (except that any representations and warranties of Purchaser which contain materiality qualifiers shall be true in all respects) on the Closing Date with the same effect as though such representations and warranties were made as of such date.
(ii) Purchaser shall have performed and complied in all material respects with all agreements, covenants and conditions required by this Agreement to be performed or complied with by Purchaser prior to or at the Closing.
(iii) Purchaser shall have executed and delivered to Seller the Assumption Agreement.
(iv) Purchaser shall have executed and delivered to Seller the Noncompetition Agreement.
(v) [Intentionally Omitted.]
(vi) [Intentionally Omitted.]
(vii) All consents or approvals listed (or required to be listed) on Schedule 2.2.4 shall have been obtained.
(viii) Purchaser shall have executed and delivered to Seller the Chain-link Supply Agreement.
(ix) Purchaser shall have executed and delivered to Seller the Sub-lease.
(x) Purchaser shall have executed and delivered to National Tube & Steel the Square Tube Supply Agreement.

ARTICLE V
SURVIVAL AND INDEMNIFICATION

5.1 Survival of Representations, Warranties and Covenants.
(a) Each of the representations and warranties contained in this Agreement or in any document delivered in connection herewith will survive the Closing and remain in full force and effect thereafter until the second anniversary of the Closing Date, regardless of any investigation at any time made by or on behalf of Purchaser or Seller, except that the representations and warranties set forth in Sections 2.1.8 (as to title to assets only), 2.1.9 (as to title to assets only), 2.1.10 (as to title to assets only), 2.1.14, 2.1.15, 2.1.18 and 2.1.25 will survive the Closing and remain in full force and effect thereafter until 30 days following the expiration of any applicable statutes of limitation (including any extensions); provided, however, that with respect to a claim of actual fraud, each of such representations and warranties shall survive until the applicable statutes of limitations for actual fraud have expired.
(b) Unless a specified period is set forth in this Agreement (in which event such specified period will control), the covenants contained in this Agreement will survive the Closing and remain in effect indefinitely.
5.2 Indemnification by Seller. Seller shall indemnify and hold harmless each Purchaser Party (as hereinafter defined) in respect of any and all Damages (as hereinafter defined) resulting from or relating to:
(a) any and all liabilities and obligations of Seller of any nature whatsoever, except for the Assumed Liabilities;
(b) any and all actions, suits, claims, or legal, administrative, arbitration, governmental or other proceedings or investigations against any Purchaser Party that relate to Seller, the Business, the Acquired Assets or any affiliate of Seller in which the principal event giving rise thereto occurred prior to the Closing or which result from or arise out of any action or inaction prior to the Closing of Seller, or any director, officer, employee, agent, representative or subcontractor of Seller;
(c) nonperformance or breach of any representation or warranty on the part of Seller under this Agreement or any other Transaction Document, or any misrepresentation in or omission from any certificate furnished to Purchaser pursuant hereto;
(d) nonfulfillment of any covenant or agreement on the part of Seller under this Agreement or any other Transaction Document;
(e) any failure of Seller or Purchaser to comply with any bulk sales or transfer Law (including the bulk sales provisions of the Uniform Commercial Code in any jurisdiction) of any jurisdiction applicable to the sale and transfer of the Acquired Assets contemplated hereby;
(f) subject to Section 7.2 hereof, all sales and transfer taxes in respect of real or personal property which may be due as a result of the sale taking place pursuant to this Agreement;
(g) any and all liabilities and obligations of Seller arising out of Environmental Laws arising in connection with pre-Closing operations of (i) the Acquired Assets, (ii) the Business (including, without limitation, any off-site disposal activities), or (iii) the Real Property or any other real property (including previously-owned real property) owned, leased or operated by Seller or any predecessor of Seller or any prior owner of all or part of its business or assets; or
(h) all actions, suits, proceedings, demands, assessments, judgments, reasonable attorneys' fees, costs and expenses incident to any of the foregoing.
"Purchaser Party" shall mean Purchaser, any affiliate of Purchaser, including, without limitation, the owners of Purchaser, and any officer, director, or employee of Purchaser or of any affiliate of Purchaser, including, without limitation, the owners of Purchaser. "Damages" shall mean any and all damages, liabilities, fines, fees, penalties, interest obligations, deficiencies, losses and expenses (including but not limited to reasonable attorneys' fees and expenses).
5.3 Indemnification by Purchaser. Purchaser shall indemnify and hold harmless each Seller Party (as hereinafter defined) in respect of any and all Damages resulting from or relating to:
(a) any and all Assumed Liabilities;
(b) nonperformance or breach of any representation or warranty on the part of Purchaser under this Agreement or any other Transaction Document, or any misrepresentation in or omission from any certificate furnished to Seller pursuant hereto;
(c) nonfulfillment of any covenant or agreement on the part of Purchaser under this Agreement or any other Transaction Document; or
(d) except as such relate to a breach by Seller of any representation, warranty or covenant contained in this Agreement or any other Transaction Document, any and all actions, suits, claims, or legal, administrative, arbitration, governmental or other proceedings or investigations against any Seller Party that relate to Purchaser, the Acquired Assets or any affiliate of Purchaser which result from or arise out of any action or inaction after the Closing of Purchaser or any director, officer, employee, agent, representative or subcontractor of Purchaser.
"Seller Party" shall mean Seller, any affiliate of Seller, including, without limitation, the owners of Seller, or any officer, director, or employee of Seller or of any affiliate of Seller, including, without limitation, the owners of Seller.
5.4 Indemnification Procedures.
5.4.1 If an indemnity becomes aware of any matter that it believes is indefinable pursuant to Section 5.2 or 5.3 and such matter involves (i) any claim made against the indemnitee by any person or entity other than a Purchaser Party or a Seller Party or (ii) the commencement of any action, suit, investigation, arbitration, or similar proceeding against the indemnitee by any person other than a Purchaser Party or a Seller Party, the indemnitee will give the indemnifying party prompt written notice of such claim or the commencement of such action, suit, investigation, arbitration, or similar proceeding. Such notice will (A) provide (with reasonable specificity) the basis on which indemnification is being asserted, (B) set forth the actual or estimated amount of Damages for which indemnification is being asserted, if known, and (C) be accompanied by copies of all relevant pleadings, demands, and other papers served on the indemnitee. Failure of the indemnitee to give prompt notice pursuant to this Section 5.4.1 shall not relieve the indemnifying party of its obligations, except to the extent that the indemnifying party is actually prejudiced by such failure to give prompt notice.
5.4.2 The indemnifying party will have a period of 30 days after the delivery of each notice required by Section 5.4.1 hereof during which to respond to such notice. If the indemnifying party elects to defend the claim described in such notice, the indemnifying party will be obligated to compromise or defend (and will control the defense of) such claim, at its own expense and by counsel chosen by the indemnifying party and reasonably satisfactory to the indemnitee. The indemnitee will cooperate with the indemnifying party and counsel for the indemnifying party in the defense against any such claim, and the indemnitee will have the right to participate at its own expense in the defense of any such claim. If the indemnifying party does not respond within such 30?day period or responds during such 30?day period but elects not to defend such claim, the indemnitee will be free, without prejudice to any of the indemnitee's rights hereunder, at the indemnifying party's expense, to compromise or defend (and control the defense of) such claim and to pursue such remedies as may be available to the indemnitee under applicable Law.
5.4.3 If the indemnifying party controls the defense of any claim, any compromise or settlement of such claim will require the prior written consent of the indemnitee, which will not be unreasonably withheld.
5.4.4 If an indemnitee becomes aware of any matter that it believes is indemnifiable pursuant to Section 5.2 or 5.3 other than any matter described in Section 5.4.1 hereof, the indemnitee will give the indemnifying party prompt written notice of such claim. Such notice will (i) provide (with reasonable specificity) the bases for which indemnification is being asserted and (ii) set forth the actual or estimated amount of Damages for which indemnification is being asserted. Failure of the indemnitee to give prompt notice pursuant to this Section 5.4.4 shall not relieve the indemnifying party of its obligations, except to the extent that the indemnifying party is materially prejudiced by such failure to give prompt notice. The indemnifying party will have a period of 30 days after the delivery of each notice required by this Section 5.4.4 during which to respond to such notice. If the indemnifying party accepts (in writing) full responsibility for the claim described in such notice, the actual or estimated amount of Damages reflected in such notice will be conclusively deemed a liability that the indemnifying party owes, and will pay (in cash) upon demand, to the indemnitee. If the indemnifying party has disputed such claim or does not respond within such 30?day period, the indemnifying party and the indemnitee agree to proceed in good faith to negotiate a resolution of such dispute. If all such disputes are not resolved through negotiations within 30 days after such negotiations begin, either the indemnifying party or the indemnitee may initiate litigation to resolve such disputes. If the indemnifying party does not respond within 30 days after delivery of any claim notice required by this Section 5.4.4, the indemnitee may initiate litigation to resolve such claim.
5.5 Remedies Cumulative. The remedies provided herein shall be cumulative and shall not preclude the assertion by any party hereto of any other rights or the seeking of any other remedies against the other party hereto; provided, however, indemnification under Article V shall be the sole remedy for breaches of representations and warranties for reasons other than fraud.
5.6 Adjustment to Purchase Price. Seller and Purchaser agree that any indemnity payment made to Seller or Purchaser under this Article V will be treated by the parties on their tax returns as an adjustment to the purchase price for the Acquired Assets.
5.7 Limitation on Liability. Notwithstanding any other provision hereof or of any applicable Law, no party will be entitled to make a claim against an indemnifying party in respect of any breaches of a representation or warranty under Section 5.2(c) or 5.3(b) unless and until the aggregate amount of claims in respect of breaches or representations and warranties asserted for Damages under Section 5.2(c) or 5.3(b), as applicable, exceeds $25,000, in which event such party will be entitled to make a claim against such indemnifying party to the full amount of such Damages.

ARTICLE VI
POST CLOSING COVENANTS

6.1 Payment Received. Seller and Purchaser each agrees that after the Closing it will hold and will promptly transfer and deliver to the appropriate party, from time to time as and when received by it, any cash, checks with appropriate endorsements (using its best efforts not to convert such checks into cash), or other property that it may receive on or after the Closing which properly belongs to another party, including any insurance proceeds, and will account to the appropriate party for all such receipts. From and after the Closing, Purchaser shall have the right and authority to endorse the name of Seller (which endorsement of the name of Seller shall include the words "without recourse") on any check or any other evidences of indebtedness received by Purchaser on account of the Business and the Acquired Assets transferred to Purchaser hereunder; provided, however, that Purchaser shall provide Seller written notice of such endorsement within five (5) business days following such event.
6.2 Copies of Records. From and after the Closing Date and until the second anniversary of the Closing Date, Purchaser shall allow Seller to make copies, for legitimate business uses, of the books and records of Seller which are transferred to Purchaser at Closing relating to time periods prior to and including the Closing Date. Such copies may be made only upon reasonable notice to Purchaser and shall be made at Seller's expense.
6.3 Use of Name. From and after the Closing Date, Seller agrees that Purchaser shall have a limited license to use the name "National Wholesale Fence Supply, Inc." and variants thereof for the limited time of eighteen (18) months after the Closing Date for the limited purpose of selling inventory and packaging purchased pursuant to this Agreement that already contains such name. From and after the Closing Date, Seller shall not itself use the name "National Wholesale Fence Supply, Inc." or any similar names or variants thereof in a manner that indicates that it is in the wholesale fence business.
6.4 Further Assurances. From time to time at or after the Closing, at the request of Purchaser, Seller will execute and deliver such other instruments of conveyance, assignment, transfer and delivery and take such other action as Purchaser reasonably may request in order to consummate the transactions contemplated hereby, including the execution and delivery of such instruments and agreements as may be necessary or advisable to fully effect the transfer to Purchaser of the Acquired Assets.

ARTICLE VII
MISCELLANEOUS PROVISIONS

7.1 Termination.
(a) Anything herein or elsewhere to the contrary notwithstanding, this Agreement may be terminated by written notice of termination at any time before the Closing only as follows:
(i) by mutual consent of Seller and Purchaser;
(ii) by Purchaser or Seller in writing if the Closing shall not have occurred on or before June 30, 1999, unless extended by the mutual agreement of Purchaser and Seller;
(iii) by Purchaser if Seller is in breach of any representation, warranty or covenant set forth in this Agreement and such breach has not been cured to the reasonable satisfaction of Purchaser within ten days following the delivery of notice to Seller of such breach;
(iv) by Seller if Purchaser is in breach of any representation, warranty or covenant set forth in this Agreement and such breach has not been cured to the reasonable satisfaction of Seller within ten days following the delivery of notice to Purchaser of such breach;
(v) by Purchaser or Seller if uninsured damages in excess of $200,000 (based on replacement cost) in the aggregate occurs to any of the Acquired Assets; or
by Purchaser or Seller if any remediation costs necessary to bring the Real Property into compliance with applicable Environmental Laws and any related fines, penalties or other similar costs (including but not limited to any such costs disclosed to Purchaser prior to the date hereof) equals an amount in excess of an aggregate of $200,000.
(b) In the event of the termination hereof pursuant to the provisions of this Section 7.1, no party shall have any liability under this Agreement other than for its breach, prior to such termination, of any representation, warranty, agreement or covenant contained herein. Additionally, nothing contained herein shall be construed to limit any party's right of specific performance of this Agreement, if applicable.
7.2 Transfer Taxes. Seller shall bear responsibility for, and timely pay, all applicable transfer and sales taxes, if any, due as a result of the transfer of the Acquired Assets in accordance herewith; provided, however, that Purchaser shall reimburse Seller for all such taxes upon Seller's filing of any such tax return.
7.3 Expenses. Except as otherwise provided in this Agreement, each party hereto shall pay its own expenses (including legal, accounting and investment banking fees and expenses) incidental to the preparation and negotiation of this Agreement, the carrying out of the provisions of this Agreement and the consummation of the transactions contemplated hereby.
7.4 Contents of Agreement; Parties in Interest; etc. This Agreement sets forth the entire understanding of the parties hereto with respect to the transactions contemplated hereby. It shall not be amended or modified except by written instrument duly executed by each of the parties hereto. Any and all previous agreements and understandings between or among the parties regarding the subject matter hereof, whether written or oral, are superseded by this Agreement.
7.5 Assignment and Binding Effect. This Agreement may not be assigned prior to the Closing by any party hereto without the prior written consent of the other parties; provided, however, that this Agreement may be (i) assigned by Purchaser to an affiliate of Purchaser, and (ii) collaterally assigned to Purchaser's lenders; provided, further, that such assignment shall not relieve Purchaser of its obligations hereunder. Subject to the foregoing, all of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors and permitted assigns of Seller and Purchaser.
7.6 Waiver. Any term or provision of this Agreement may be waived at any time by the party entitled to the benefit thereof by a written instrument duly executed by such party.
7.7 Non-Assignable Contracts. Nothing contained in this Agreement shall be construed as an assignment or an attempted assignment of any contract which is in Law non-assignable without the consent of the other party or parties thereto, unless such consent shall be given.
7.8 Notices. Any notice, request, demand, waiver, consent, approval or other communication which is required or permitted hereunder shall be in writing and (a) delivered personally; (b) sent by telex or telecopy; (c) delivered by overnight express (charges prepaid); or (d) sent by first class registered mail or certified mail, postage prepaid, as follows:

If to Purchaser, to:
MMI Products, Inc.
515 W. Greens Road
Suite 710
Houston, Texas 77067
Attention: Mr. Julius S. Burns
Facsimile: (228) 876-1648
With required copy to:
Weil, Gotshal & Manges LLP
100 Crescent Court
Suite 1300
Dallas, Texas 75201
Attention: Michael A. Saslaw
Facsimile: 214-746-7777
If to Seller, to:
National Wholesale Fence Supply, Inc.
15319 Chatsworth Street
Mission Hills, California 91345
Attention: Mr. Michael Adams
Facsimile: 818-221-6087
With required copy to:
Jeffer, Mangels, Butler & Marmaro LLP
2121 Avenue of the Stars, Tenth Floor
Los Angeles, California 90067-5010
Attention: Robert Steinberg
Facsimile: (310) 203-0567

or to such other address as the addressee may have specified in a notice duly given to the sender as provided herein. Notices sent by hand delivery shall be deemed to have been given when received; notices mailed in accordance with the foregoing shall be deemed to have been given three days following the date so mailed; notices sent by telex or telecopy shall be deemed to have been given when electronically confirmed; and notices sent by overnight courier shall be deemed to have been given on the next business day following the date so sent.
7.9 Governing Law. This Agreement shall be governed by and interpreted and enforced in accordance with the Laws of the State of California without giving effect to any choice of Laws rules that may require the application of the Laws of any other jurisdiction.
7.10 Confidentiality and Press Release.
(a) In connection with the transactions contemplated by this Agreement, any information furnished to, or obtained by, Purchaser from Seller or by Seller from Purchaser, as the case may be, or any of their respective officers, employees, attorneys, accountants, or authorized representatives, as a result of investigations by such parties or otherwise furnished by one party to the others in connection with the transactions contemplated by this Agreement, shall be treated as confidential information and kept confidential (unless otherwise having become publicly available through no breach of this Agreement or as otherwise required by Law) and, in the event that the transactions contemplated by this Agreement are not consummated, Seller, on the one hand, and Purchaser, on the other hand, each agrees, upon such request, to return to the other parties all written information and copies thereof furnished by the other parties to such party, and each such party agrees to preserve and protect the confidential information and not to use such confidential information for itself, or permit any such confidential information to be made available to third parties, except to the extent contemplated hereby or as otherwise required by Law; provided, however, that Purchaser shall be entitled to disclose confidential information to Purchaser's representatives who reasonably need to have such information in order to consummate the transactions contemplated hereby, including, without limitation, Purchaser's financing sources. Following the Closing, neither Seller nor any other affiliate of Seller will use or disclose any confidential documents or information relating to the Business. All information and documents relating to the Business will be deemed to be confidential unless such documents or information can be shown to have been in the public domain prior to such use or disclosure other than as a result of information disclosed by Seller or any other affiliate of Seller in violation of this Agreement.
(b) Seller, on the one hand, and Purchaser, on the other hand, hereby acknowledges and agrees that the portion of any proposed press release by such party pertaining to the transactions contemplated hereby which references either such transactions or other parties hereto by name shall be coordinated with, and agreed upon, prior to the release or publication of such press release by Purchaser, on the one hand, and Seller, on the other hand.
7.11 No Benefit to Others. The representations, warranties, covenants and agreements contained in this Agreement are for the sole benefit of the parties hereto and, in the case of Article V hereof, the other indemnified parties, and their heirs, executors, administrators, legal representatives, successors and assigns, and they shall not be construed as conferring any rights on any other persons.
7.12 Headings; Gender; Certain Terms. All section headings contained in this Agreement are for convenience of reference only, do not from a part of this Agreement and shall not affect in any way the meaning or interpretation of this Agreement. Words used herein, regardless of the number and gender specifically used, shall be deemed and construed to include any other number, singular or plural, and any other gender, masculine, feminine, or neuter, as the context requires. Any reference to a "person" herein shall include an individual, firm, corporation, partnership, trust, governmental authority or body, association, unincorporated organization or any other entity. Any reference to "including" herein shall mean "including but not limited to." The conjunction "or" shall denote any one or more, or any combination or all, of the specified items or matters involved in the applicable list.
7.13 Schedules and Exhibits. All exhibits and schedules referred to herein are intended to be and hereby are specifically made a part of this Agreement.
7.14 Risk of Loss and Casualty Damage. The risk of loss or damage by fire or other casualty to the Acquired Assets or to the Business shall be upon Seller until Closing pursuant to this Agreement.
7.15 Severability. Any provision of this Agreement which is invalid or unenforceable in any jurisdiction shall be ineffective to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining provisions hereof, and any such invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. Furthermore, in lieu of such invalid or unenforceable provision, there shall be added automatically as a part of this Agreement a provision as similar in terms to such invalid or unenforceable provision as may be possible and be valid and enforceable.
7.16 Counterparts. This Agreement may be executed in any number of counterparts and any party hereto may execute any such counterpart, each of which when executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument. This Agreement shall become binding when one or more counterparts taken together shall have been executed and delivered by the parties. It shall not be necessary in making proof of this Agreement or any counterpart hereof to produce or account for any of the other counterparts.
7.17 Attorneys' Fees. In the event any party hereto initiates any legal action arising out of or in connection with this Agreement, the prevailing party shall be entitled to recover from the other party all reasonable attorneys' fees and costs.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

PURCHASER:

MMI PRODUCTS, INC.

By: /s/ Robert N. Tenczar
Name: Robert N. Tenczar
Title: Vice President - Finance

SELLER:

NATIONAL WHOLESALE FENCE SUPPLY, INC.

By: /s/ Michael Adams
Name: Michael Adams
Title: President
ASSET PURCHASE AGREEMENT

Dated as of June 7, 1999,
Between
MMI PRODUCTS, INC. ("PURCHASER")
and
NATIONAL WHOLESALE FENCE SUPPLY, INC. ("SELLER")

ARTICLE I SALE AND PURCHASE OF ASSETS 1
1.1 Agreement to Sell and Purchase 1
1.2 Purchase Price; Assumed Liabilities, Etc. 2
1.3 Escrowed Funds 3
1.4 Prorations 3
1.5 Allocation of Consideration 3
1.6 Post-Closing Adjustment 4
1.7 Uncollectible Accounts 5

ARTICLE II REPRESENTATIONS AND WARRANTIES 6
2.1 Representations and Warranties of Seller 6
2.1.1 Organization 6
2.1.2 Authorization and Effect of Agreement 6
2.1.3 Conflicts 6
2.1.4 Consents 7
2.1.5 Financial Statements 7
2.1.6 Absence of Certain Changes and Events 8
2.1.7 Inventory 8
2.1.8 Real Property 8
2.1.10 Intangible Assets and Properties 10
2.1.11 Contracts 10
2.1.12 Contract Defaults 11
2.1.13 Sufficiency of Acquired Assets 11
2.1.14 Compliance With Laws 11
2.1.15 Environmental Matters 11
2.1.16 Insurance 12
2.1.17 Litigation; Decrees 13
2.1.18 Employee Matters 13
2.1.19 Labor Matters 13
2.1.20 Customers and Suppliers 14
2.1.21 Warranty and Product Liability Claims 14
2.1.22 Licenses, Permits, Etc. 14
2.1.23 Employees and Consultants 15
2.1.24 Disclosure 15
2.1.25 Taxes 15
2.1.26 Accounts Receivable 16
2.1.27 Interest in Competitors, Suppliers, Customers, Etc. 16
2.1.28 Finders 16
2.1.29 Books of Account 17
2.2 Representations and Warranties of Purchaser 17
2.2.1 Corporate Organization 17
2.2.2 Authorization and Effect of Agreement 17
2.2.3 Conflicts 17
2.2.4 Consents 17
2.2.5 Litigation 17
2.2.6 Disclosure 18

ARTICLE III COVENANTS 18
3.1 Covenants of Seller 18
3.1.1 Employees and Business Relations 18
3.1.2 Update Representations and Warranties 18
3.1.3 Satisfaction of Conditions 18
3.1.4 Sale of Acquired Assets;Negotiations 18
3.1.5 Access 19
3.1.6 Operation of the Business 19
3.1.7 WARN Act Compliance 20
3.1.8 Environmental Inspections 21
3.1.9 Employees 21
3.1.10 [Intentionally Omitted.] 21
3.1.11 Physical Inventory 21
3.2 Covenants of Purchaser 21
3.2.1 Closing 21
3.2.2 Employees 21

ARTICLE IV CLOSING 22
4.1 Closing 22
4.2 Conditions to Closing 22

ARTICLE V SURVIVAL AND INDEMNIFICATION 25
5.1 Survival of Representations, Warranties and Covenants 25
5.2 Indemnification by Seller 26
5.3 Indemnification by Purchaser 27
5.4 Indemnification Procedures 27
5.5 Remedies Cumulative 29
5.6 Adjustment to Purchase Price 29
5.7 Limitation on Liability 29

ARTICLE VI POST CLOSING COVENANTS 29
6.1 Payment Received 29
6.2 Copies of Records 29
6.3 Use of Name 29
6.4 Further Assurances 30

ARTICLE VII MISCELLANEOUS PROVISIONS 30
7.1 Termination 30
7.2 Transfer Taxes 31
7.3 Expenses 31
7.4 Contents of Agreement; Parties in Interest; etc. 31
7.5 Assignment and Binding Effect 31
7.6 Waiver 31
7.7 Non-Assignable Contracts 31
7.8 Notices 31
7.9 Governing Law 32
7.10 Confidentiality and Press Release 33
7.11 No Benefit to Others 33
7.12 Headings; Gender; Certain Terms 33
7.13 Schedules and Exhibits 34
7.14 Risk of Loss and Casualty Damage 34
7.15 Severability 34
7.16 Counterparts 34

LIST OF SCHEDULES

LIST OF EXHIBITS

LIST OF SCHEDULES

Schedule 1.1 Excluded Assets
Schedule 1.2 Certain Assumed Liabilities
Schedule 2.1.1 Jurisdictions of Qualification
Schedule 2.1.4 Consents
Schedule 2.1.6 Certain Changes and Events
Schedule 2.1.7 Inventory
Schedule 2.1.8A Real Property Leases
Schedule 2.1.8B Additional Real Property
Schedule 2.1.8C Real Property Disputes
Schedule 2.1.8D Real Property Improvements
Schedule 2.1.9A Physical Assets and Properties
Schedule 2.1.9B Leases
Schedule 2.1.10A Owned Intangible Properties
Schedule 2.1.10B Licensed Intangible Properties
Schedule 2.1.11 Contracts
Schedule 2.1.12 Contract Defaults
Schedule 2.1.13 Other Assets
Schedule 2.1.14 Legal Matters
Schedule 2.1.15A Environmental Matters
Schedule 2.1.15B Environmental Circumstances
Schedule 2.1.15C Certain Environmental Concerns
Schedule 2.1.15D Environmental Proceedings
Schedule 2.1.15E Hazardous Waste Matters; Permits
Schedule 2.1.16 Insurance Policies
Schedule 2.1.17 Litigation; Decrees
Schedule 2.1.18 Employee Plans
Schedule 2.1.19 Labor Matters
Schedule 2.1.20 Customers and Suppliers
Schedule 2.1.21 Warranty and Product Liability Claims
Schedule 2.1.22 Licenses and Permits
Schedule 2.1.23 Employment and Consulting Agreements
Schedule 2.1.25 Taxes
Schedule 2.1.27 Interest in Competitors, Suppliers, Customers
Schedule 2.2.4 Consents

LIST OF EXHIBITS

Exhibit A Form of Escrow Agreement
Exhibit B Form of Bill of Sale and Assignment
Exhibit C Form of Assumption Agreement
Exhibit D Form of Noncompetition Agreement
Exhibit E Form of Limited Power of Attorney
Exhibit F Form of Opinion of Counsel of Seller
Exhibit G Form of Chain-Link Supply Agreement
Exhibit H Form of Lease Agreement
Exhibit I Terms of Square Tube Supply Agreement

EXHIBIT A
(Not Attached)

EXHIBIT B
(Not Attached)

EXHIBIT C
(Not Attached)

EXHIBIT D
(Not Attached)

EXHIBIT E
(Not Attached)

EXHIBIT F
(Not Attached)

EXHIBIT G
(Not Attached)

EXHIBIT H
(Not Attached)

EXHIBIT I
(Not Attached)

Schedule 2.2.4
to
Asset Purchase Agreement

1. The consent of Purchaser's lenders, Fleet Capital Corporation and Transamerica Business Credit Corporation, is required for Seller to consummate the transactions contemplated by the Asset Purchase Agreement.

Exhibit 21.1

Subsidiaries

Security Fence Supply Co., Inc., a Maryland corporation. This subsidiary was merged with and into the registrant on January 10, 2000.

Exhibit 24

POWER OF ATTORNEY

Know all those by these presents, that each person whose signature appears below constitutes and appoints Robert N. Tenczar, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, in connection with the Form 10K for the fiscal year ending January 1, 2000 of MMI Products, Inc. under the Exchange Act of 1934, including, without limiting the generality of the foregoing, to sign the Form 10K in the name and on behalf of the undersigned as a director of MMI Products, Inc., and any and all amendments or supplements to the Form 10K. The undersigned further grants unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURE TITLE
______________________
Director
Thomas F. McWilliams

______________________
Director
Carl L. Blonkvist