Form 10-Q
period 2000-04-01
MMI PRODUCTS INC
filed 2000-05-15
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 1, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission file number 333-29141

MMI PRODUCTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	74-1622891
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

515 West Greens Road, Suite 710
Houston, Texas	77067
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (281) 876-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 12, 2000, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

BALANCE SHEETS

(In Thousands, except share information)

	April 1,	January 1,
	2000	2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$ 2,402	$ 2,430
Accounts receivable, net of allowance for doubtful accounts of
$2,666 and $2,667, respectively	73,091	62,309
Inventories	84,615	71,776
Deferred income taxes	2,992	2,384
Prepaid expenses	1,168	1,203

Total current assets	164,268	140,102
Property, plant and equipment
Land	5,911	5,509
Buildings and improvements	27,794	20,518
Machinery and equipment	86,722	72,735
Rental equipment	4,936	4,860

	125,363	103,622
Less accumulated depreciation	39,691	37,857

Property, plant and equipment, net	85,672	65,765
Intangible assets	49,042	32,826
Deferred charges and other assets	6,377	4,790

Total assets	$ 305,359	$ 243,483

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$ 48,358	$ 38,549
Accrued interest	7,895	3,718
Accrued liabilities	12,148	15,237
Income taxes payable	3,036	696
Due to MMHC	211	744
Current maturities of long-term obligations	1,523	1,976

Total current liabilities	73,171	60,920
Long-term obligations	212,055	166,358
Deferred income taxes	8,136	7,899

Stockholder's equity:
Common stock, $1 par value; 500,000 shares authorized;
252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of $148	51	51
Retained deficit	(3,756)	(7,447)

Total stockholder's equity	11,997	8,306

Total liabilities and stockholder's equity	$ 305,359	$ 243,483

The accompanying notes are an integral part of the financial statements.

Back to Index

MMI PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2000	1999

Net sales	$ 119,791	$ 102,942
Cost of sales	96,661	84,928

Gross profit	23,130	18,014
Selling, general and administrative expenses	11,456	9,145
Other (income) expense, net	(56)	147

Income before interest and income taxes	11,730	8,722
Interest expense	5,349	4,708

Income before income taxes	6,381	4,014
Provision for income taxes	2,690	1,647

Net income	$ 3,691	$ 2,367

The accompanying notes are an integral part of the financial statements.

Back to Index

MMI PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2000	1999

Net income	$ 3,691	$ 2,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,935	2,036
Deferred income taxes	(371)	(573)
Other	129	269
Changes in operating assets and liabilities:
Increase in operating assets, net of liabilities	(6,690)	(9,752)
Other	(390)	209

Cash used in operating activities	(696)	(5,444)
Investing activities:
Capital expenditures	(1,756)	(2,331)
Acquisitions	(40,143)	-
Other	120	(31)

Cash used in investing activities	(41,779)	(2,362)
Financing activities:
Proceeds from issuance of senior subordinated notes	-	32,137
Proceeds from (payment of) revolving credit facility, net	45,792	(15,421)
Debt offering costs	(265)	(882)
Payment of capital leases	(444)	(447)
Payment of other long-term debt	(2,636)	(332)

Cash provided by financing activities	42,447	15,055

Net change in cash and cash equivalents	(28)	7,249
Cash and cash equivalents, beginning of period	2,430	1,979

Cash and cash equivalents, end of period	$ 2,402	$ 9,228

The accompanying notes are an integral part of the financial statements.

Back to Index

MMI PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

MMI Products, Inc. ("MMI") is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). MMI is a manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with MMI's annual financial statements for the year ended January 1, 2000 included in the Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of MMI as of April 1, 2000 and the results of its operations and its cash flows for the respective periods ended April 1, 2000 and April 3, 1999. Interim results for the three months ended April 1, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 30, 2000.

2. Acquisitions

On February 3, 2000, MMI purchased all of the issued and outstanding stock of Hallett Wire Products Company, a Minnesota corporation ("Hallett"). Hallett manufactured welded wire mesh at facilities located in St. Joseph, Missouri and Kingman, Arizona. Hallett had net sales of approximately $37 million for the year ended December 31, 1999. The total acquisition price was $40 million in cash and was funded by the MMI's revolving credit facility. To facilitate the purchase, the revolving credit facility was increased from $48.5 million to $75 million on February 3, 2000. On February 9, 2000 Hallett merged with and into MMI.

3. Inventories

Inventories consisted of the following:

(In Thousands)	April 1, 2000 (Unaudited)	January 1, 2000

Raw materials	$ 20,663	$ 17,089
Work-in-process	1,896	1,480
Finished goods	62,056	53,207

	$ 84,615	$ 71,776

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

(In Thousands)	Three months ended April 1, 2000
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 62,661	$ 57,130	$ -	$ 119,791
Earnings before interest and income taxes	2,859	9,366	(495)	11,730
Interest expense	-	-	5,349	5,349
Income taxes	-	-	2,690	2,690
Net income	2,859	9,366	(8,534)	3,691
Depreciation	1,047	1,393	495	2,935
EBITDA (1)	3,906	10,759	-	14,665
Segment Assets (2)	117,523	127,415	60,421	305,359

	Three months ended April 3, 1999
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 53,014	$ 49,928	$ -	$ 102,942
Earnings before interest and income taxes	2,405	6,593	(276)	8,722
Interest expense	-	-	4,708	4,708
Income taxes	-	-	1,647	1,647
Net income	2,405	6,593	(6,631)	2,367
Depreciation	799	961	276	2,036
EBITDA (1)	3,204	7,554	-	10,758
Segment Assets (2)	92,207	99,953	45,284	237,444

1.

EBITDA is defined as the sum of income before interest expense, income taxes, depreciation, and amortization. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a Company's profitability or liquidity.

2.	Segment assets include accounts receivable, inventory and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

5. Commitments and Contingencies

MMI is involved in a number of legal actions arising in the ordinary course of business. MMI believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Statement of Operations - Selected Data

(In Thousands)	Three Months Ended
	April 1,		April 3,
	2000	Change	1999

Fence Products	$ 62,661	$ 9,647	$ 53,014
Percentage of net sales	52.3%	0.8%	51.5%
Concrete Construction Products	$ 57,130	$ 7,202	$ 49,928
Percentage of net sales	47.7%	-0.8%	48.5%
Net Sales	$ 119,791	$ 16,849	$ 102,942

Gross profit	$ 23,130	$ 5,116	$ 18,014
Percentage of net sales	19.3%	1.8%	17.5%
Selling, general, administrative and other expenses	$ 11,400	$ 2,108	$ 9,292
Percentage of net sales	9.5%	0.5%	9.0%
Income before interest and income taxes	$ 11,730	$ 3,008	$ 8,722
Percentage of net sales	9.8%	1.3%	8.5%

Interest expense	$ 5,349	$ 641	$ 4,708
Percentage of net sales	4.5%	-0.1%	4.6%
Effective income tax rate	42.2%	1.2%	41.0%
Net income	$ 3,691	$ 1,324	$ 2,367
Percentage of net sales	3.1%	0.8%	2.3%

Net sales for the three months ended April 1, 2000 increased $16.8 million or 16.4% to $119.8 million from $102.9 million for the same period of the prior fiscal year. The fence products segment contributed $9.6 million of the total net sales increase, of which $4.8 million was attributable to the acquisition of National Wholesale Fence Supply, Inc. ("National Wholesale") in June 1999. The fence segment also benefited from continued growth from the expansion of its distribution network by four locations during 1998. The concrete construction products segment contributed $7.2 million of the total net sales increase, of which $6.1 million is from the acquisition of Hallett Wire Products Company ("Hallett") in February 2000, and, $0.6 million is from the concrete accessory product line, from the acquisition of Reforce Steel and Wire Corporation ("Reforce") in December 1999. The segment's sales, excluding these acquisitions, have increased primarily due to strong demand in bracing devices for tilt-up walls, paving products, and anchoring systems. These increases in concrete accessories are partially offset by declines in mesh product sales due to a delay in some job starts by contractors.

Gross profit as a percentage of sales increased from 17.5% in the first quarter of 1999 to 19.3% in the first quarter of 2000. Both the fence and concrete construction products segments have benefited from lower raw material costs and a change in product mix to higher margin products, as a result of the recent acquisitions.

Selling, general, administrative and other expenses as a percentage of net sales increased 0.5% for the three months ended April 1, 2000 from the corresponding period of the prior fiscal year. Primary factors contributing to the increase were professional fees for tax consultations and the upgrade of accounting system software, the establishment of divisional accounting, credit and systems departments, and transitional expenses relating to the Hallett acquisition. Mitigating the increase was the non-recurrence of a February 1999 manufacturing plant casualty loss.

Interest expense increased $0.6 million to $5.3 million for the three months ended April 1, 2000 from $4.7 million for the corresponding period of the prior fiscal year. The increases were principally due to higher levels of invested capital as a result of business acquisitions in June 1998, December 1999 and February 2000 and the issuance of an additional $30 million of 11.25% Senior Subordinated Notes in February 1999.

Net income for the three months ended April 1, 2000 was $3.7 million compared to net income of $2.4 million for the corresponding period of the prior fiscal year. The increase was primarily a result of the factors discussed above partially offset by the effective income tax rate increase in the first quarter of 2000 as the premium paid for the stock of Hallett Wire Products Company will not be deductible for federal income tax purposes.

Liquidity and Sources of Capital

Cash Flows. For the three months ended April 1, 2000, operating activities used net cash of approximately $0.7 million. Seasonal increases in net operating assets of $6.7 million and a decrease in the amount Due to MMHC of $0.5 million were partially offset by operating cash flow of $6.4 million provided by net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the increase in other long-term assets. Investing activities utilized approximately $41.8 million of cash, principally consisting of the acquisition of Hallett and capital expenditures for expansion, improvement and replacement of property, plant, and equipment. Financing activities provided approximately $42.4 million of cash, primarily for the purchase of Hallett.

EBITDA is a widely accepted financial indicator of a Company's ability to service and incur debt. MMI's EBITDA for the first three months of fiscal year 2000 and 1999 was $14.7 million and $10.8 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a Company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

MMI expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans and existing debt service.

MMI has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. The borrowing availability under its revolving line of credit facility and its additional borrowing capability (which MMI believes is justified by its financial position and operating cash flows) are expected to be the financing sources for such acquisitions. It is possible that, depending on MMI's future operating cash flows and the size of potential acquisitions, MMI will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indenture.

Seasonality

MMI's products are used in the commercial, infrastructure, and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on MMI's sales and profitability. The highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters.

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

Back to Index

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibit 10.1	Stock Purchase Agreement dated January 25, 2000 among MMI Products, Inc., Hallett Wire Products, Co., J. Wells McGiffert and the other sellers signatory thereto.

	Exhibit 10.2	Seventh Amendment to Amended and Restated Loan and Security Agreement dated February 3, 2000 among MMI Products, Inc., Fleet Capital Corporation and Transamerica Business Credit Corporation.

	Exhibit 27	Financial Data Schedule

B.	Reports on Form 8-K	A Form 8-K was filed with the Commission on February 9, 2000. The Form 8-K reported the purchase of Hallett Wire Products Company.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: May 15, 2000	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer

Back to Index