Form 10-Q
period 2000-07-01
MMI PRODUCTS INC
filed 2000-08-11
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on August 10, 2000, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

MMI PRODUCTS, INC.

BALANCE SHEETS

(In Thousands, except share information)

	July 1,	January 1,
	2000	2000
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$ 4,929	$ 2,430
Accounts receivable, net of allowance for doubtful accounts of
$2,512 and $2,667, respectively	78,740	62,309
Inventories	87,456	71,776
Deferred income taxes	2,833	2,384
Prepaid expenses	1,288	1,203

Total current assets	175,246	140,102
Property, plant and equipment
Land	5,911	5,509
Buildings and improvements	27,898	20,518
Machinery and equipment	88,428	72,735
Rental equipment	4,936	4,860

	127,173	103,622
Less accumulated depreciation	42,099	37,857

Property, plant and equipment, net	85,074	65,765
Intangible assets	48,498	32,826
Deferred charges and other assets	6,156	4,790

Total assets	$ 314,974	$ 243,483

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$ 51,890	$ 38,549
Accrued interest	3,667	3,718
Accrued liabilities	14,847	15,237
Income taxes payable	1,930	696
Due to MMHC	214	744
Current maturities of long-term obligations	1,987	1,976

Total current liabilities	74,535	60,920
Long-term obligations	212,448	166,358
Deferred income taxes	8,485	7,899

Stockholder's equity:
Common stock, $1 par value; 500,000 shares authorized;
252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of $148	51	51
Retained earnings (deficit)	3,753	(7,447)

Total stockholder's equity	19,506	8,306

Total liabilities and stockholder's equity	$ 314,974	$ 243,483

The accompanying notes are an integral part of the financial statements.

MMI PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2000	1999	2000	1999

Net sales	$ 149,888	$ 136,198	$ 269,679	$ 239,140
Cost of sales	119,381	108,338	216,042	192,978

Gross profit	30,507	27,860	53,637	46,162
Selling, general and administrative expenses	11,406	9,472	22,862	18,905
Other (income) expense, net	233	111	177	258

Income before interest and income taxes	18,868	18,277	30,598	26,999
Interest expense	5,889	4,886	11,238	9,594

Income before income taxes	12,979	13,391	19,360	17,405
Provision for income taxes	5,470	5,489	8,160	7,136

Net income	$ 7,509	$ 7,902	$ 11,200	$ 10,269

The accompanying notes are an integral part of the financial statements.

MMI PRODUCTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	July 1,	July 3,
	2000	1999

Net income	$ 11,200	$ 10,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,373	4,293
Deferred income taxes	137	(216)
Other	(288)	329
Changes in operating assets and liabilities, net of acquisitions:
Increase in operating assets, net of liabilities	(14,068)	(14,674)
Other	(187)	303

Cash provided by operating activities	3,167	304
Investing activities:
Capital expenditures	(3,059)	(4,375)
Acquisitions	(42,480)	(13,236)
Other	66	68

Cash used in investing activities	(45,473)	(17,543)
Financing activities:
Proceeds from issuance of senior subordinated notes	-	32,137
Proceeds from (payment of) revolving credit facility, net	46,369	(11,126)
Debt offering costs	(265)	(1,065)
Payment of capital leases	(967)	(926)
Payment of other long-term debt	(332)	(434)

Cash provided by financing activities	44,805	18,586

Net change in cash and cash equivalents	2,499	1,347
Cash and cash equivalents, beginning of period	2,430	1,979

Cash and cash equivalents, end of period	$ 4,929	$ 3,326

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

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of MMI as of July 1, 2000 and the results of its operations and its cash flows for the respective periods ended July 1, 2000 and July 3, 1999. Interim results for the six months ended July 1, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 30, 2000.

Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

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

MMI PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS - (Continued)

(Unaudited)

3. Inventories

Inventories consisted of the following:

(In Thousands)	July 1, 2000 (Unaudited)	January 1, 2000

Raw materials	$ 21,521	$ 17,089
Work-in-process	1,769	1,480
Finished goods	64,166	53,207

	$ 87,456	$ 71,776

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

MMI PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Segment Reporting (continued)

(In Thousands)	Three months ended July 1, 2000
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 79,911	$ 69,977	$ -	$ 149,888
Earnings before interest and income taxes	6,453	13,048	(633)	18,868
Interest expense	-	-	5,889	5,889
Income taxes	-	-	5,470	5,470
Net income	6,453	13,048	(11,992)	7,509
Depreciation and amortization	1,058	1,747	633	3,438
EBITDA (1)	7,511	14,795	-	22,306

	Three months ended July 3, 1999
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 78,756	$ 57,442	$ -	$ 136,198
Earnings before interest and income taxes	7,523	11,043	(289)	18,277
Interest expense	-	-	4,886	4,886
Income taxes	-	-	5,489	5,489
Net income	7,523	11,043	(10,664)	7,902
Depreciation and amortization	865	1,103	289	2,257
EBITDA (1)	8,388	12,146	-	20,534

	Six months ended July 1, 2000
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 142,572	$ 127,107	$ -	$ 269,679
Earnings before interest and income taxes	9,312	22,414	(1,128)	30,598
Interest expense	-	-	11,238	11,238
Income taxes	-	-	8,160	8,160
Net income	9,312	22,414	(20,526)	11,200
Depreciation and amortization	2,105	3,140	1,128	6,373
EBITDA (1)	11,417	25,554	-	36,971
Segment Assets (2)	123,056	128,583	63,335	314,974

MMI PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Segment Reporting (continued)

(In Thousands)	Six months ended July 3, 1999
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 131,770	$ 107,370	$ -	$ 239,140
Earnings before interest and income taxes	9,690	17,874	(565)	26,999
Interest expense	-	-	9,594	9,594
Income taxes	-	-	7,136	7,136
Net income	9,690	17,874	(17,295)	10,269
Depreciation and amortization	1,664	2,064	565	4,293
EBITDA (1)	11,354	19,938	-	31,292
Segment Assets (2)	114,056	97,980	42,244	254,280

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

Results of Operations

Statement of Operations - Selected Data

(In Thousands)	Three Months Ended			Six Months Ended
	July 1,		July 3,	July 1,		July 3,
	2000	Change	1999	2000	Change	1999

Fence Products	$ 79,911	$ 1,155	$ 78,756	$ 142,572	$ 10,802	$ 131,770
Percentage of net sales	53.3%	-4.5%	57.8%	52.9%	-2.2%	55.1%
Concrete Construction Products	$ 69,977	$ 12,535	$ 57,442	$ 127,107	$ 19,737	$ 107,370
Percentage of net sales	46.7%	4.5%	42.2%	47.1%	2.2%	44.9%
Net Sales	$ 149,888	$ 13,690	$ 136,198	$ 269,679	$ 30,539	$ 239,140

Gross profit	$ 30,507	$ 2,647	$ 27,860	$ 53,637	$ 7,475	$ 46,162
Percentage of net sales	20.4%	-0.1%	20.5%	19.9%	0.6%	19.3%
Selling, general, administrative
and other expenses	$ 11,639	$ 2,056	$ 9,583	$ 23,039	$ 3,876	$ 19,163
Percentage of net sales	7.8%	0.8%	7.0%	8.5%	0.5%	8.0%
Income before interest and income taxes	$ 18,868	$ 591	$ 18,277	$ 30,598	$ 3,599	$ 26,999
Percentage of net sales	12.6%	-0.8%	13.4%	11.3%	0.0%	11.3%

Interest expense	$ 5,889	$ 1,003	$ 4,886	$ 11,238	$ 1,644	$ 9,594
Percentage of net sales	3.9%	0.3%	3.6%	4.2%	0.2%	4.0%
Effective income tax rate	42.1%		41.0%	42.2%		41.0%
Net income	$ 7,509	$ (393)	$ 7,902	$ 11,200	$ 931	$ 10,269
Percentage of net sales	5.0%	-0.8%	5.8%	4.2%	-0.1%	4.3%

Net sales for the three months and six months ended July 1, 2000 increased $13.7 million (10.1%) and $30.5 million (12.8%), respectively, from the corresponding periods of the prior fiscal year. The fence products segment generated net sales increase of $1.2 million and $10.8 million for the three months and six months ended July 1, 2000, respectively. This increase in net sales resulted from the acquisition of National Wholesale Fence Supply, Inc. ("National Wholesale") in June 1999, which contributed $5.6 million and $10.4 million for the three months and six months ended July 1, 2000, respectively. Fence product sales excluding National Wholesale remained relatively stable in the six months ended July 1, 2000 compared to the same period in prior year, although the timing of the sales varied due to the milder weather in first quarter 2000 compared to first quarter 1999, contributing to a decrease in the three months ended July 1, 2000. Also contributing to the second quarter decrease is unusually high market activity in the same period last year, and some loss of market share. The concrete construction products segment contributed $12.5 million and $19.7 million of the total net sales increase for the three months and six months ended July 1, 2000, respectively. These increases were due primarily to the acquisition of Hallett Wire Products Company ("Hallett") in February 2000 which contributed $10.8 million and $16.9 million for the three and six months ended July 1, 2000, respectively and Reforce Steel and Wire Corporation ("Reforce") in December 1999 which contributed $0.9 million and $1.5 million for the three and six months ended July 1, 2000, respectively. The segment's sales, excluding these acquisitions have increased primarily due to strong demand for paving products, anchoring systems, and bracing devices for tilt-up walls.

Gross profit, as a percentage of sales, has remained relatively stable for the three months ended July 1, 2000, and increased 0.6% for the six months ended July 1, 2000, compared to the corresponding periods of the prior fiscal year. The increase in gross profit for the six months ended July 1, 2000 is primarily due to an increase in sales prices of concrete construction products, partially offset by higher raw material costs for both segments and non-recurring expenses associated with expanding/modernizing a fence manufacturing facility. In addition, both the fence and concrete construction product segments have benefited from a change in product mix to higher margin products as a result of recent acquisitions.

Selling, general, administrative and other expenses as a percentage of net sales has increased 0.8% and 0.5% for the three and six months ended July 1, 2000, respectively compared to the corresponding period of the prior fiscal year. Primary factors contributing to the increase were amortization of intangibles arising from recent business acquisitions, the establishment of divisional accounting, credit and systems departments, and increased advertising and promotional expenses. Non-recurring expenses related to business acquisition and consulting services and the upgrade of accounting system software also contributed to the increase. Mitigating the increase was the non-recurrence of a February 1999 manufacturing plant casualty loss.

The percentage of earnings before interest and income taxes and EBITDA in relation to sales has in both cases declined for the fence products segment due to items discussed above. Non-recurring expense at a manufacturing facility, increased advertising and promotional expenses, and allocation of corporate consulting services and the upgrade of accounting system software have contributed to this decline.

Interest expense increased $1.0 million and $1.6 million for the three and six months ended July 1, 2000, respectively from the corresponding period of the prior fiscal year. The increases were principally due to higher levels of invested capital as a result of recent business acquisitions.

Net income for the three and six months ended July 1, 2000 decreased $0.4 and increased $0.9 million, respectively compared to the corresponding period of the prior fiscal year. The decrease was primarily a result of the factors discussed above partially offset by the effective income tax rate increase in 2000 as the premium paid for the stock of Hallett Wire Products Company will not be deductible for federal income tax purposes.

Liquidity and Sources of Capital

Cash Flows. For the six months ended July 1, 2000, operating activities contributed net cash of approximately $3.2 million. Seasonal increases in net operating assets of $14.3 million were partially offset by operating cash flow of $17.4 million provided by net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the increase in other long-term assets. Investing activities utilized approximately $45.5 million of cash, principally consisting of the acquisition of Hallett and capital expenditures for expansion, improvement and replacement of property, plant, and equipment. Financing activities provided approximately $44.8 million of cash, primarily for the purchase of Hallett.

EBITDA is a widely accepted financial indicator of a Company's ability to service and incur debt. MMI's EBITDA for the first six months of fiscal year 2000 and 1999 was $37.0 million and $31.3 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a Company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

MMI expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans and existing debt service.

MMI has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. The borrowing availability under its revolving line of credit facility and its additional borrowing capability (which MMI believes is justified by its financial position and operating cash flows) are expected to be the financing sources for such acquisitions. It is possible that, depending on MMI's future operating cash flows, the size of potential acquisitions and the opportunity to service the MMHC credit facility, MMI will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indenture.

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

MMI Products, Inc.

Date: August 11, 2000	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer