Form 10-Q
period 2000-09-30
MMI PRODUCTS INC
filed 2000-11-15
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 13, 2000, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share information)

	September 30,	January 1,
	2000	2000
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,852	$ 2,430
Accounts receivable, net of allowance for doubtful accounts of
$2,536 and $2,667, respectively	82,121	62,309
Inventories	83,860	71,776
Deferred income taxes	3,252	2,384
Prepaid expenses	1,413	1,203

Total current assets	172,498	140,102
Property, plant and equipment
Land	5,911	5,509
Buildings and improvements	28,010	20,518
Machinery and equipment	89,174	72,735
Rental equipment	4,954	4,860

	128,049	103,622
Less accumulated depreciation	44,434	37,857

Property, plant and equipment, net	83,615	65,765
Intangible assets	48,582	32,826
Deferred charges and other assets	6,038	4,790

Total assets	$ 310,733	$ 243,483

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 49,610	$ 38,549
Accrued interest	8,376	3,718
Accrued liabilities	15,528	15,237
Income taxes payable	903	696
Due to parent	206	744
Current maturities of long-term obligations	1,945	1,976

Total current liabilities	76,568	60,920
Long-term obligations	226,015	166,358
Deferred income taxes	9,053	7,899

Stockholder's equity (deficit):
Common stock, $1 par value; 500,000 shares authorized;
252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of $148	51	51
Retained deficit	(16,656)	(7,447)

Total stockholder's equity (deficit)	(903)	8,306

Total liabilities and stockholder's equity (deficit)	$ 310,733	$ 243,483

The accompanying notes are an integral part of the financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999

Net sales	$ 144,739	$ 131,158	$ 414,418	$ 370,298
Cost of sales	117,229	105,498	333,271	298,476

Gross profit	27,510	25,660	81,147	71,822
Selling, general and administrative expenses	11,482	10,194	34,344	29,099
Other (income) expense, net	99	(77)	276	181

Income before interest and income taxes	15,929	15,543	46,527	42,542
Interest expense	5,918	4,958	17,156	14,552

Income before income taxes	10,011	10,585	29,371	27,990
Provision for income taxes	4,220	4,340	12,380	11,476

Net income	$ 5,791	$ 6,245	$ 16,991	$ 16,514

The accompanying notes are an integral part of the financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,	October 2,
	2000	1999

Net income	$ 16,991	$ 16,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,641	6,671
Deferred income taxes	286	(150)
Other	(763)	(1,159)
Changes in operating assets and liabilities, net of acquisitions:
Increase in operating assets, net of liabilities	(11,573)	(12,789)
Other	(181)	442

Cash provided by operating activities	14,401	9,529

Investing activities:
Capital expenditures	(3,997)	(5,678)
Acquisitions	(43,188)	(13,290)
Other	183	(245)

Cash used in investing activities	(47,002)	(19,213)

Financing activities:
Proceeds from issuance of senior subordinated notes	-	32,137
Proceeds from (payment of) revolving credit facility, net	60,389	(18,537)
Debt offering costs	(265)	(1,065)
Payment of capital leases	(1,569)	(1,334)
Payment of other long-term debt	(332)	(332)
Dividends to parent	(26,200)	-

Cash provided by financing activities	32,023	10,869
Net change in cash and cash equivalents	(578)	1,185
Cash and cash equivalents, beginning of period	2,430	1,979

Cash and cash equivalents, end of period	$ 1,852	$ 3,164

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

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of MMI as of September 30, 2000 and the results of its operations and its cash flows for the respective periods ended September 30, 2000 and October 2, 1999. Interim results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 30, 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument will be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. MMI plans to adopt SFAS 133 on January 1, 2001 and does not expect the adoption to have a material impact on the results of operations or financial position.

Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

2. Acquisitions

On February 3, 2000, MMI purchased all of the issued and outstanding stock of Hallett Wire Products Company, a Minnesota corporation ("Hallett"). Hallett manufactured welded wire mesh at facilities located in St. Joseph, Missouri and Kingman, Arizona. Hallett had net sales of approximately $37 million for the year ended December 31, 1999. The total acquisition price was $40 million in cash and was funded by the MMI's revolving credit facility. To

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Acquisitions (continued)

facilitate the purchase, the revolving credit facility was increased from $48.5 million to $75 million on February 3, 2000. On February 9, 2000 Hallett merged with and into MMI.

3. Inventories

Inventories consisted of the following:

(In Thousands)	September 30, 2000 (Unaudited)	January 1, 2000

Raw materials	$ 22,005	$ 17,089
Work-in-process	1,327	1,480
Finished goods	60,528	53,207

	$ 83,860	$ 71,776

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

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Segment Reporting (continued)

(In Thousands)	Three months ended September 30, 2000
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 74,607	$ 70,132	$ -	$ 144,739
Earnings before interest and income taxes	4,918	11,635	(624)	15,929
Interest expense	-	-	5,918	5,918
Income taxes	-	-	4,220	4,220
Net income	4,918	11,635	(10,762)	5,791
Depreciation and amortization	1,029	1,615	624	3,268
EBITDA (1)	5,947	13,250	-	19,197

	Three months ended October 2, 1999
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 76,152	$ 55,006	$ -	$ 131,158
Earnings before interest and income taxes	6,282	9,575	(314)	15,543
Interest expense	-	-	4,958	4,958
Income taxes	-	-	4,340	4,340
Net income	6,282	9,575	(9,612)	6,245
Depreciation and amortization	935	1,129	314	2,378
EBITDA (1)	7,474	10,447	-	17,921

	Nine months ended September 30, 2000
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 217,179	$ 197,239	$ -	$ 414,418
Earnings before interest and income taxes	14,230	34,049	(1,752)	46,527
Interest expense	-	-	17,156	17,156
Income taxes	-	-	12,380	12,380
Net income	14,230	34,049	(31,288)	16,991
Depreciation and amortization	3,134	4,755	1,752	9,641
EBITDA (1)	17,364	38,804	-	56,168
Segment Assets (2)	118,629	125,045	67,059	310,733

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Segment Reporting (continued)

(In Thousands)	Nine months ended October 2, 1999
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 207,922	$ 162,376	$ -	$ 370,298
Earnings before interest and income taxes	15,971	27,450	(879)	42,542
Interest expense	-	-	14,552	14,552
Income taxes	-	-	11,476	11,476
Net income	15,971	27,450	(26,907)	16,514
Depreciation and amortization	2,599	3,193	879	6,671
EBITDA (1)	19,305	29,908	-	49,213
Segment Assets (2)	111,415	96,651	41,095	249,161

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

6. Dividend to MMHC

On August 31, 2000, MMI paid a $26.2 million dividend to its parent company, MMHC. To fund this dividend, MMI temporarily increased the maximum borrowing limit on its revolving credit facility from $75 million to $90 million for the period from August 31, 2000 through November 30, 2000. The dividend was used by MMHC to reduce the balance of its subordinated credit facility.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7. Subsequent Event

On November 13, 2000, MMI paid a $4.8 million dividend to MMHC for MMHC to pay the semi-annual interest obligation on its subordinated credit facility and pay down a portion of the outstanding principal balance.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operations

Statement of Operations - Selected Data

(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,		October 2,	September 30,		October 2,
	2000	Change	1999	2000	Change	1999

Fence Products	$ 74,607	$ (1,545)	$ 76,152	$ 217,179	$ 9,257	$ 207,922
Percentage of net sales	51.5%	-6.6%	58.1%	52.4%	-3.7%	56.1%
Concrete Construction Products	$ 70,132	$ 15,126	$ 55,006	$ 197,239	$ 34,863	$ 162,376
Percentage of net sales	48.5%	6.6%	41.9%	47.6%	3.7%	43.9%
Net Sales	$ 144,739	$ 13,581	$ 131,158	$ 414,418	$ 44,120	$ 370,298

Gross profit	$ 27,510	$ 1,850	$ 25,660	$ 81,147	$ 9,325	$ 71,822
Percentage of net sales	19.0%	-0.6%	19.6%	19.6%	0.2%	19.4%
Selling, general,administrative
and other expenses	$ 11,581	$ 1,464	$ 10,117	$ 34,620	$ 5,340	$ 29,280
Percentage of net sales	8.0%	0.3%	7.7%	8.4%	0.5%	7.9%
Income before interest and income taxes	$ 15,929	$ 386	$ 15,543	$ 46,527	$ 3,985	$ 42,542
Percentage of net sales	11.0%	-0.9%	11.9%	11.2%	-0.3%	11.5%

Interest expense	$ 5,918	$ 960	$ 4,958	$ 17,156	$ 2,604	$ 14,552
Percentage of net sales	4.1%	0.3%	3.8%	4.1%	0.2%	3.9%
Effective income tax rate	42.2%		41.1%	42.2%		41.0%
Net income	$ 5,791	$ (454)	$ 6,245	$ 16,991	$ 477	$ 16,514
Percentage of net sales	4.0%	-0.8%	4.8%	4.1%	-0.4%	4.5%

Net sales for the three months and nine months ended September 30, 2000 increased $13.6 million (10.4%) and $44.1 million (11.9%), respectively, from the corresponding periods of the prior fiscal year. The fence products segment net sales decreased $1.5 million and increased $9.3 million for the three months and nine months ended September 30, 2000, respectively. The increase in net sales resulted from the acquisition of National Wholesale Fence Supply, Inc. ("National Wholesale") in June 1999, which contributed $1.1 and $10.4 million of the increase, respectively. Excluding the impact of National Wholesale, Fence segment's sales decreases were primarily due to a less active market (fewer large projects) and loss of some market share due to a change in the credit worthiness of a major customer and competitors no longer purchasing certain specialty products from the Company. The concrete construction products segment contributed $15.1 million and $34.9 million of the total net sales increase for the three months and nine months ended September 30, 2000, respectively. These increases were due primarily to the acquisition of Hallett Wire Products Company ("Hallett") in February 2000 which contributed $10.0 million and $26.9 million of the increase, respectively and Reforce Steel and Wire Corporation ("Reforce") in December 1999 which contributed approximately $1.0 and $2.5 million for each period, respectively. The segment's sales, excluding these acquisitions have increased primarily due to strong demand for bracing devices for tilt-up walls, paving products, and anchoring systems.

Gross profit, as a percentage of sales, has decreased 0.6% for the three months and increased 0.2% for the nine months ended September 30, 2000, respectively, compared to the corresponding periods of the prior fiscal year. The decrease in gross profit as a percentage of sales for the three months ended September 30, 2000 is primarily due to non-recurring expenses associated with expanding/modernizing a fence manufacturing facility. This non-recurring expense, as well as expenses incurred for a new warehouse and additional shipping and receiving employees were incurred as part of a market initiative to increase the fence products segment's presence on the West coast of the United States. These expenses and some higher raw material costs in the concrete construction products segment were offset by gross profit increases in both the fence and concrete products segments due to an improvement in product mix.

Selling, general, administrative and other expenses as a percentage of net sales has increased 0.3% and 0.4% for the three and nine months ended September 30, 2000, respectively compared to the corresponding period of the prior fiscal year. Primary factors contributing to the increase were amortization of intangibles arising from recent business acquisitions, the establishment of divisional accounting, credit and systems departments, and increased advertising and promotional expenses. Non-recurring expenses related to business acquisition and consulting services and the upgrade of accounting system software also contributed to the increase. Mitigating the increase was the non-recurrence of a February 1999 manufacturing plant casualty loss and lower bad debt experience in the nine months ended September 30, 2000 as compared to the same period in the prior year.

The percentage of earnings before interest and income taxes and EBITDA in relation to sales has declined for the three months ended and increased for the nine months ended due to items discussed above.

Interest expense increased $1.0 million and $2.6 million for the three and nine months ended September 30, 2000, respectively from the corresponding period of the prior fiscal year. The increases were principally due to higher levels of invested capital as a result of recent business acquisitions and the payment of a dividend to MMHC which was used to pay down higher interest rate debt at the parent company.

Net income for the three and nine months ended September 30, 2000 decreased $0.5 and increased $0.5 million, respectively compared to the corresponding period of the prior fiscal year. The decrease was primarily a result of the factors discussed above partially offset by the effective income tax rate increase in 2000 as the premium paid for the stock of Hallett Wire Products Company will not be deductible for federal income tax purposes.

Liquidity and Sources of Capital

Cash Flows. For the nine months ended September 30, 2000, operating activities contributed net cash of approximately $14.4 million. Seasonal increases in net operating assets of $11.8 million were offset by operating cash flow of $26.2 million provided by net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the increase in other long-term assets. Investing activities utilized approximately $47.0 million of cash, principally consisting of the acquisition of Hallett and capital expenditures for expansion, improvement and replacement of property, plant, and equipment. Financing activities provided approximately $32.0 million of cash, primarily from the increase in the revolving credit facility for the purchase of Hallett and the payment of the dividend to MMHC (see notes to the consolidated financial statements 2 and 6).

EBITDA is a widely accepted financial indicator of a Company's ability to service and incur debt. MMI's EBITDA for the first nine months of fiscal year 2000 and 1999 was $56.2 million and $49.2 million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a Company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

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

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibit 27	Financial Data Schedule

B.	Reports on Form 8-K	A Form 8-K was filed with the Commission on August 31, 2000 which reported the $26.2 million dividend paid to MMHC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: November 14, 2000	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer