Form 10-K
period 2000-12-30
MMI PRODUCTS INC
filed 2001-03-05
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The common stock of the registrant is not publicly registered or traded and, therefore, no market value whether held by affiliates or non-affiliates can be readily ascertained.

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on March 2, 2001, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

Item 1. Business

General

MMI Products, Inc. ("MMI"), a Delaware corporation and a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"), was organized in 1953. MMI was acquired by Citicorp Venture Capital, Ltd. and members of MMI's management in 1986.

MMI is a leading manufacturer and distributor of products used in the commercial, infrastructure, and residential construction industries. MMI has established leading market positions in the fence and concrete construction products industries by combining efficient manufacturing, high quality and broad product offerings and extensive distribution capabilities. MMI employs a combination of state-of-the-art and traditional production methods to achieve cost efficiencies in its manufacturing processes. In addition, while MMI's manufacturing facilities are geared primarily toward high-volume, standardized production to promote efficiencies, many of MMI's manufacturing facilities are capable of producing customized products in response to specific customer requirements or applications that are unique to particular geographic regions of the United States. Consequently, each plant is configured to serve as both a high-volume producer of standard products and a job lot producer of specialty products. MMI also benefits from raw material purchasing efficiencies because the majority of manufactured products are produced from the same raw material.

MMI has developed an extensive and well-positioned distribution network, consisting of 74 company-operated distribution centers, located in 31 states. MMI's distribution network services over 7,800 customers, including construction contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of concrete reinforcing bar. In addition to serving customers nationwide, distribution centers and production facilities are well positioned to serve areas of high population and construction growth. MMI currently has manufacturing or distribution facilities in each of the ten states with the largest projected increases in population through 2025. MMI manufactures products at 22 principal manufacturing facilities strategically located throughout the United States.

On October 2, 2000, MMI announced the engagement of UBS Warburg, LLC to consider strategic alternatives, including the possible sale of MMHC.

Acquisitions

Historically, a significant portion of MMI's growth has been achieved through business acquisitions. Since 1989, MMI has completed nineteen such acquisitions, including nine in the past five years, which have substantially increased MMI's net sales and EBITDA. MMI completed two acquisitions in 1999 and one acquisition each in early 2000 and 2001.

On June 7, 1999, MMI purchased certain assets of the wholesale fence division of National Wholesale Fence Supply, Inc. ("National Wholesale") for cash of $13.2 million. The operations acquired include a manufacturer of ornamental iron fence products in San Fernando, California and distributors of fence products in California.

On December 30, 1999, MMI purchased certain assets of Reforce Steel and Wire Corporation for cash of $3.4 million, which was funded by the revolving credit facility. The operations acquired included a manufacturer of concrete accessories products in Brooklyn, New York.

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

On February 1, 2001, MMI purchased certain assets of Page Two, Inc. and Kewe 3, Inc. for cash of approximately $2.0 million, which was funded by MMI's revolving credit facility. The assets primarily consist of a production line located in Bartonville, Illinois which applies an aluminum coating on strand wire.

Business Segments

MMI reports the results of its operations in two business segments - Fence and Concrete Construction Products. Financial information for each business segment is disclosed in Note 12 of Notes to Consolidated Financial Statements.

The Fence and Concrete Construction Products segments share common factors in relation to seasonality of business and raw materials.

Seasonality and Cyclicality. MMI's products are used in the commercial, infrastructure and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on sales and profitability. Although MMI believes that a cyclical downturn is inevitable, MMI has implemented the following strategies which it believes will mitigate the impact of any such downturn on its future operating results and liquidity:

  Increased its focus on products used in the commercial and infrastructure construction industries, which historically have been less cyclical than the residential construction industry.
  Positioned the Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending.
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

Raw Materials. MMI's manufactured products are produced primarily from steel rod. Because both business segments require large quantities of the same raw material, MMI purchases steel rod in significantly larger quantities than would be the case if the business segments were part of separate stand-alone enterprises. Because of such large volume purchases, MMI believes that it typically purchases steel rod at a cost below industry standard. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately 26% in fiscal year 2000), MMI believes such cost savings provide a significant competitive advantage.

Generally, 60% of annual steel rod purchased has been produced overseas. MMI purchases steel rod from several suppliers overseas and in the United States. The ample availability of steel rod provides MMI with many purchasing options and as such MMI is not reliant on any one supplier.

MMI will normally negotiate quantities and pricing on a quarterly basis for both domestic and foreign steel rod purchases. Because all agreements for the purchase of steel rod, whether foreign or domestic, are denominated in United States dollars, there is no exposure to significant risks of fluctuations in foreign currency exchange rates with respect to such agreements.

Fence Segment

The Fence segment is made up of three operating divisions, Merchants Metals, Security Fence and Anchor Die Cast. Merchants Metals is managed from Houston, Texas with its operations segregated and managed by geographic regions. Security Fence is a manufacturer and distributor of a variety of fence products and is located in Bladensburg, Maryland. Effective in fiscal year 2001, Security Fence was merged into the Merchants Metals operation with the Bladensburg location becoming the hub of Merchants Metals new Northeast region. Anchor Die Cast, a small manufacturer of fence fittings, is located in Harrison, Arkansas. The Fence segment contributed 52.1%, 56.3% and 49.7% of consolidated net sales in fiscal years 2000, 1999 and 1998, respectively.

Products. The Fence segment manufactures galvanized, aluminized and vinyl coated chain link fence fabric, a full line of aluminum die cast and galvanized pressed steel fittings, vinyl coated colored pipe, steel ornamental iron fence products, and vinyl fencing. These products are manufactured at nine principal facilities.

The segment also distributes a variety of fence products that it purchases from third parties. Such products include pipe, tubing, wood, vinyl, aluminum and steel ornamental iron fence products, gates, hardware, and other related products. The segment also assembles wooden fence panels for residential fences at several of its facilities.

Fence products are used in a variety of applications. The chain link fence products primarily serve as security fencing at commercial, residential, and governmental facilities, including manufacturing and other industrial facilities, warehouses, schools, airports, correctional institutions, military facilities, recreational facilities, swimming pools and dog kennels. PVC color coated wire, together with vinyl coated colored pipe, tubing and fittings, are used primarily for tennis courts and other residential applications. The segment also offers other fence products that are used primarily in the construction of wood, vinyl, aluminum or ornamental iron fence systems, and in the construction of all sizes and styles of fence gates for the residential and commercial markets.

In fiscal year 2000, approximately 50% of the Fence segment sales represented products manufactured by the segment. The remaining fence products were purchased as finished goods from third parties for distribution. Purchases of finished fence products are primarily from domestic manufacturers. MMI believes that its full line of fence products provides a competitive advantage by enabling it to provide "one-stop shopping" to its customers, thereby promoting customer loyalty.

Production Process. The chain link fence manufacturing process is virtually the same at each manufacturing facility. The dominant manufacturing process, which is known as "GAW" or "galvanized after weaving", involves four steps.

  Step one: The rod is cleaned by removing "mill scale" by passing the rod around a series of pulleys that bend the rod in four planes. This bending process fractures the scale causing it to fall away from the base metal.
  Step two: The rod is then pulled through a series of funnel shaped dies that reduce the diameter of the rod by approximately 30% in each die. This cold-drawing process produces steel wire that ranges in diameter from 12.5 gauge (.095 inches) to 6.0 gauge (.192 inches). This wire is clean and uniform in diameter with a tensile strength that is nearly 100% stronger than the original rod.
  Step three: The wire is woven into chain link fabric by automated fabric weaving machines pre-set to a specific width (which ranges from three to 20 feet wide) of chain link fence fabric and to a specific "diamond" size ranging from 3/8-inch to 2 3/8-inches.
  Step four: The galvanizing process involves acid cleaning, then coating the surface of the steel wire with zinc to provide corrosion protection and enhanced appearance.

The segment also produces other types of coated wire fabric, including polyvinyl chloride or "PVC" coated, aluminum coated, and galvanized before weaving ("GBW"). In addition, vinyl coatings are applied to the pipe, tubing, and fittings used with vinyl coated chain link fabric. Anchor Die Cast manufactures a full line of aluminum die cast and galvanized pressed steel fittings.

Sales and Marketing; Principal Customers. The Fence segment sells fence products principally to fence wholesalers and to residential and commercial contractors. Although some sales of fence products are made to the ultimate consumer by home centers, home centers are not a primary focus of the Fence segment's sales efforts. No one customer accounted for more than 10% of the Fence segment revenues in fiscal year 2000.

The segment's dedicated sales force consists of approximately 130 employees whose sales territories cover the 48 contiguous states. The 130 people consist of 46 distribution center managers, 30 sales, regional and territory managers, and 54 customer service representatives. Sales generally are made through 52 regional distribution centers (five of which are located at manufacturing facilities), which are located in 31 states. Because customer orders typically require rapid turn-around time, the distribution centers are strategically located near customers' facilities. The segment also distributes its fence products through a network of 366 authorized dealers located throughout the country.

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

Although the ability to sell fence products at a competitive price is an important competitive factor, MMI believes that other factors, such as perceived quality of product and service and ability to deliver products to customers quickly, are also important to its fence customers. MMI believes that its reputation for quality and service and its ability to deliver product quickly due to the locations of its 52 fence distribution centers, enable MMI to obtain a slight premium in its sales price for fence products, as compared to its principal competitors.

Concrete Construction Products Segment

The Concrete Construction Products segment is made up of two divisions, Ivy Steel and Wire, which produces wire mesh products, and Meadow Burke Products, which produces concrete accessories. Ivy is managed from Houston, Texas and Meadow Burke is managed from Tampa, Florida. Both companies segregate their management and operations by geographic region. The Concrete Construction Products segment contributed 47.9%, 43.7% and 50.3% of consolidated net sales in fiscal years 2000, 1999 and 1998, respectively.

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

In fiscal year 2000, approximately 93% of the segment's sales represented manufactured products. The remaining 7% of the segment's sales were purchased as finished goods for resale through 22 regional distribution facilities.

Production Process. The Concrete Construction Products segment manufactures its products at 13 principal facilities, which are strategically located throughout the United States. Wire mesh is produced from wire that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns. This method of welding, known as electrical resistance welding, produces a very strong welded joint without weakening the steel as much as electrode welding. Wire mesh is manufactured from low-carbon, "hot-rolled" steel rod on large automatic welding machines. The manufacturing process involves three steps.

  Step one: The rod is cleaned by removing "mill scale" by passing the rod around a series of pulleys that bend the rod in four planes. This bending process fractures the scale causing it to fall away from the base metal.
  Step two: The rod is then pulled through a series of funnel shaped dies that reduce the diameter of the rod by approximately 30% in each die. This cold-drawing process produces steel wire that ranges in diameter from 10.0 gauge (.132 inches) to 3/4-inch (.750 inches). This wire is clean and uniform in diameter with a tensile strength that is nearly 100% stronger than the original rod.
  Step three: The wire is then processed through automatic welding machines that form customer specified wire grids needed for each particular job.

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

The concrete accessory manufacturing process also consists of drawing steel rod into wire that is then fed into automatic forming and resistance welding machines which produce the finished product. Additional manufacturing processes include various punch press operations, threading, machining, painting, PVC systems and epoxy coating of products. In addition to steel rod, which is the primary raw material for concrete accessories, other raw materials are used such as round and flat bar stock, slit steel coils, and reinforcing steel bars.

Sales and Marketing; Principal Customers. The segment sells its products principally to construction products distributors, industrial manufacturers (such as pre-casters of concrete products), large reinforcing bar fabricators, commercial building supply dealers and construction contractors.

The specialized sales force for the wire mesh product line consists of approximately 9 employees whose sales territories cover the 48 contiguous states. Members of the wire mesh sales force generally have engineering backgrounds which permit them to consult with customers regarding product specifications. These sales employees are supported by 24 customer service employees. Because orders for wire mesh products typically do not require the quick turnaround time that is required for concrete accessories, wire mesh products are shipped directly from one of the eight wire mesh manufacturing facilities to the customer, generally in truckload quantities. Most wire mesh production is in response to particular customer orders. Light wire mesh used for residential construction, however, is produced in standard patterns in anticipation of customer orders.

The dedicated sales force for concrete accessories consists of approximately 16 employees whose sales territories cover the 48 contiguous states. These sales employees are supported by 26 customer service representatives and 11 distribution center managers. Concrete accessories are distributed primarily through 14 regional distribution centers (three of which are located at concrete accessories manufacturing facilities). Because orders for concrete accessories typically require rapid turnaround time, these distribution centers are strategically located near customers' facilities.

There was one customer that accounted for more than 10% of the Concrete Construction Products segment revenues in fiscal year 2000, however this customer did not account for more than 10% of consolidated MMI revenues.

Competition. The segment's major competitor for wire mesh is Insteel Wire Products, Inc. The segment also faces strong regional competitors in Midwestern, Southeastern, and Mid-Atlantic states. There is also competition from smaller regional manufacturers and wholesalers of wire mesh products.

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

MMI believes that its ability to produce a greater variety of wire mesh products in a wider geographical area provides an advantage to major accounts. MMI believes that its willingness and ability to provide custom-made products that fit its customers' individual needs provide a competitive advantage. For concrete accessories, MMI believes that price, extensive product selection and the ability to deliver product quickly are the principal competitive factors.

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

Although no assurances can be given, MMI believes that MMI and its operations are in compliance in all material respects with all Environmental Laws and MMI is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. This being said, Environmental Laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, MMI does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations. MMI cannot predict the precise effect such future requirements, if enacted, would have on MMI, although MMI believes that such regulations would be enacted over time and would affect the industry as a whole.

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

Employees

As of March 2, 2001, MMI had approximately 2,590 full time employees. MMI is a party to eight collective bargaining agreements and one certified agreement that is currently in contract negotiations. These agreements are with six unions and a total of 314 employees are members. Such collective bargaining agreements cover employees of the Baltimore, Maryland; Tampa, Florida; Whittier, California; Riverside, California; Palisades Park, New Jersey; Chicago, Illinois; and Oregon, Ohio facilities. MMI considers its relations with its employees to be good.

Available Information

MMI files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by MMI at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. MMI's filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at h ttp://www.sec.gov/.

Item 2. Properties

MMI's principal executive offices are located in approximately 15,000 square feet of leased space in Houston, Texas.

The operating facilities of MMI can be broken down into two categories, manufacturing plants and distribution centers. The majority of the manufacturing plants are owned by MMI. The majority of the distribution centers are leased from third parties. The following table sets forth the facilities general information by operating segment:

Fence Manufacturing Plants	State	Square Feet (1)

Houston - Owned	Texas	132,990
Bladensburg - Leased	Maryland	124,000
Statesville - Owned	North Carolina	73,829
Harrison - Owned	Arkansas	72,881
New Paris - Owned	Indiana	72,000
Brighton - Leased	Michigan	65,890
San Fernando - Leased	California	41,500
Whittier - Owned	California	28,910
Bartonville - Leased	Illinois	25,000

Total Fence Manufacturing Plants		637,000

Concrete Construction Products Manufacturing Plants	State	Square Feet (1)

Baltimore - Owned	Maryland	235,000
Ft. Worth - Owned	Texas	161,520
Jacksonville - Owned	Florida	145,846
Houston - Owned/Leased	Texas	137,318
St. Joseph - Owned	Missouri	111,980
Kingman - Owned	Arizona	109,300
Pompano Beach - Owned	Florida	100,000
Oregon - Leased	Ohio	90,000
Hazelton - Leased	Pennsylvania	76,800
Converse - Leased	Texas	72,200
Tampa - Owned/Leased	Florida	21,450
Chicago - Leased	Illinois	69,425
Tampa - Owned	Florida	70,142

Total Concrete Construction Products Manufacturing Plants		1,400,981

Distribution and Other Facilities	States	Square Feet (1)

Fence Distribution Centers (2)	31	597,329
Fence Warehouse (Whittier) - Leased	1	35,040
Concrete Construction Products Distribution Centers (2)	9	250,948
Concrete Construction Products Engineering Centers- Leased	1	5,506

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

	Fiscal Years
(In thousands)	2000	1999	1998	1997	1996

Income Statement Data:
Net sales	$ 530,429	$ 480,605	$ 418,355	$ 346,905	$ 283,402
Gross profit	100,793	94,276	68,184	50,906	44,963
Nonrecurring expenses (1)	-	2,441	-	-	3,106
Net income	19,172	18,600	10,930	7,737	6,337
Balance Sheet Data:
Working capital (2)	$ 22,379	$ 79,182	$ 58,854	$ 50,308	$ 33,511
Total assets	295,688	243,483	220,226	152,818	135,263
Total long-term debt and capital leases, including current maturities	222,084	168,334	160,437	123,867	55,278
Stockholder's equity (deficit)	(3,949)	8,306	(13,007)	(20,873)	28,534
Cash Flow Data:
Net cash provided by operating activities	$ 28,539	$ 18,747	$ 15,161	$ 2,396	$ 15,491
Net cash used in investing activities	(49,269)	(22,347)	(47,886)	(4,976)	(24,314)
Net cash provided by financing activities	21,315	4,051	31,195	5,855	6,894
EBITDA (3)	$ 68,407	$ 62,453	$ 42,781	$ 31,423	$ 25,547
Cash dividends (4)	31,000	-	1,292	57,105	-

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

(2) In fiscal year 2000, working capital declined substantially due to the reclassification of the revolving credit facility ($65.2 million) to current debt as the maturity date of this facility is December 12, 2001.

(3) EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization, and certain non-recurring expenses (see note (1) above). EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(4) In fiscal year 1997, $57.1 million was distributed to MMHC for the redemption by MMHC of certain of its equity interests. In fiscal year 1998, $1.3 million was distributed to MMHC to finalize the 1997 redemption of certain of its equity interests. In fiscal year 2000, $31.0 million was distributed to MMHC to pay down amounts owed by MMHC under its credit facility.

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

General

MMI is a leading manufacturer and distributor of products used in the commercial, infrastructure and residential construction industries. Earnings were as follows:

(In thousands)		Fiscal Years
	2000	1999	1998

Fence segment earnings	$ 14,826	$ 18,473	$ 14,043
Concrete Construction Products segment earnings	42,968	36,148	22,315
Corporate (1)	(2,563)	(3,642)	(764)

Earnings before interest and income taxes	55,231	50,979	35,594
Interest expense	23,203	19,453	17,320

Earnings before income taxes	32,028	31,526	18,274
Income taxes	12,856	12,926	7,344

Net income	$ 19,172	$ 18,600	$ 10,930

(1) Corporate represents only amortization of intangible assets and non-recurring charges. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

Acquisitions increased consolidated earnings before interest and income taxes $5.7 million, $4.5 million, and $5.0 million in 2000, 1999, and 1998, respectively.

Consolidated MMI net income increased 3.1% in 2000 and increased 70.2% in 1999. The increase in 2000 was primarily due to increased sales activity from acquisitions in the Concrete Construction Product segment. Declines in profit margins, mostly in the Fence segment, as well as higher levels of SG&A and interest expense, were the primary offsets. The 1999 increase is predominately the result of increased sales activity mostly from business acquisitions and lower raw material costs at both of the business segments.

Corporate costs decreased $1.1 million in 2000 and increased $2.9 million in 1999. The majority of the 1999 increase was a $2.4 million non-recurring expense for the redemption of incentive stock options. These options were redeemed as part of a recapitalization of MMHC in November 1999. See Note 2 to the consolidated audited financial statements. The decrease in 2000 is the net of the non-recurring charge in 1999 and increased goodwill amortization resulting from recent acquisitions. Goodwill amortization increased $1.4 million in 2000 and $.4 million in 1999.

Interest expense increased $3.7 million in 2000 and $2.1 million in 1999. In 2000, borrowings under the revolving credit facility increased due to the Hallet acquisition and payment of dividends to MMHC. Although there was some increase in interest rates, the majority of the increase in interest expense was due to the higher borrowings. In 1999, interest expense increased primarily due to the issuance of an additional $30 million of senior subordinated debentures. The higher level of borrowings to finance acquisitions and the increased mix of the "high-yield" debentures (11.25% coupon) in MMI's debt structure both contributed to the increase in interest expense.

The effective income tax rate decreased in 2000 due primarily to the implementation of state income tax savings strategies. In 1999 the effective income tax rate increased primarily as a result of non-deductible goodwill associated with recent acquisitions.

Fence Segment

(In Thousands)		Fiscal Years
	2000	1999	1998

Net sales	$276,185	$270,714	$208,117
Gross profit	39,948	42,318	30,893
Gross profit margin	14.5%	15.6%	14.8%
SG&A and other expense	$ 25,125	$ 23,845	$ 16,850
Earnings before interest and income taxes	14,826	18,473	14,043
EBITDA	19,029	22,120	16,962

Net Sales. Net sales increased 2.0% in 2000 and 30.1% in 1999. These increases were primarily due to acquisitions and the opening of new distribution centers. The National Wholesale Fence acquisition in second quarter 1999 contributed net sales in 1999 of $13.1 million and the Security Fence acquisition in fourth quarter 1998 contributed net sales of $32.8 million. In 2000 the National Wholesale Fence acquisition contributed an additional $10.8 million of net sales. Net sales in 2000 declined $5.4 million primarily due to a loss of certain customers who are also competitors of MMI and fewer special order jobs. New distribution centers represent openings or small acquisitions over the last two years. These new distribution centers increased net sales $4.6 million in 2000 and $10.5 million in 1999.

Gross Profit. The Fence segment's gross profit margin declined from 15.6% in 1999 to 14.5% in 2000. The decline was primarily due to non-recurring expenses associated with expanding/modernizing a fence manufacturing facility in the West region, increased material handling expenses (mostly headcount growth in anticipation of higher sales volumes), lower margins at Security Fence where customers who are also competitors discontinued their purchases of higher margin products, and a marginal increase in raw material costs. In 1999, the gross profit margin increase to 15.6% from 14.8% in 1998 was primarily due to Security Fence selling higher margin products, the National Wholesale Fence acquisition which introduced manufactured ornamental steel products to the West region, and lower steel rod and tubing costs from that in the previous year.

SG&A and Other Expense. Selling, General and Administrative and other expense ("SG&A") increased 5.4% in 2000 and 41.5% in 1999. SG&A as a percentage of sales was 9.1%, 8.8%, and 8.1% for 2000, 1999, and 1998, respectively. The increase in expense in 2000 and 1999 was principally due to business acquisitions, the opening of distribution centers and higher bad debt expense resulting from certain customers experiencing financial difficulties and bankruptcy.

Concrete Construction Products Segment

(In Thousands)		Fiscal Years
	2000	1999	1998

Net sales	$254,244	$209,891	$210,238
Gross profit	60,845	51,958	37,291
Gross profit margin	23.9%	24.8%	17.7%
SG&A and other expense	$17,877	$15,810	$14,976
Earnings before interest and income taxes	42,968	36,148	22,315
EBITDA	49,378	40,333	25,819

Net Sales. Net sales increased 21.1% in 2000. This increase was due to the acquisition of Hallett ($34.3 million) and increased concrete accessories sales. Net sales in 1999 stabilized in comparison to 1998 primarily due to plants working at capacity in both years, and the absence of acquisitions in 1999.

Gross Profit. Gross profit increased 17.1% in 2000 and 39.3% in 1999. Gross profit margin percentage decreased 90 basis points in 2000 and increased 710 basis points in 1999. Gross profit increased substantially in 1999 as compared to 1998 primarily as a result of decreasing cost of steel rod, MMI's principal raw material, relatively stable sales prices, and the continued growth in mix of higher margin products. Gross profit continued to rise in 2000 primarily due to the acquisition of Hallett in February 2000. The decline in margin percentage in 2000 is primarily due to increased conversion costs, including labor and maintenance costs. In 2000, raw material costs increased slightly, but the increase was offset by increases in sales prices.

SG&A and Other Expense. SG&A and other expense increased 13.1% in 2000 and 5.6% in 1999. As a percentage of sales, these expenses were 7.0%, 7.5% and 7.1% in 2000, 1999, and 1998, respectively. Expenses increased in 2000 primarily due to the Hallett acquisition. SG&A and other expense as a percentage of sales decreased in 2000, primarily due to three infrequent events that increased SG&A and other expense in 1999. Bad debt expense increased $.5 million due to certain customers with large balances having financial difficulties, some of which were caused by the customers' loss of large contracts. Also in 1999, there were increased writedowns of fixed assets ($.4 million) and a casualty loss at a manufacturing facility ($.2 million). SG&A and other expense as a percentage of sales increased in 1999 also as a result of these infrequent events.

Liquidity and Capital Resources

Operating activities net of the payment of interest and income taxes and changes in working capital generated $28.5 million of cash in 2000 compared with $18.7 million in 1999. Net income, adjusted for non-cash items, such as depreciation, amortization, and other non-cash charges provided $33.7 million, $31.6 million and $18.6 million in 2000, 1999, and 1998, respectively. Excluding working capital increases resulting from a particular year's business acquisitions, MMI used $5.1 million, $12.9 million, and $3.4 million of cash in 2000, 1999, and 1998, respectively to grow its working capital as the volume of its sales increased.

Working capital decreased in 2000 to $22.4 million from $79.2 million in 1999 due primarily to the reclassification of the revolving credit facility balance of $65.2 million from a long-term to a current liability. The facility matures in December 2001. The lenders under the revolving credit facility have recently increased the facility from $75 million to $100 million and have expressed their continuing interest in MMI as a credit. While there are no assurances that it will be able to do so, management believes that it will readily be able to extend or replace the revolving credit facility at or prior to its maturity. Because MMHC is investigating strategic alternatives, including the possible sale of the company, a commitment by MMI to a revolving credit facility with an extended term has not been made.

Investing activities utilized $49.3 million, $22.3 million and $47.9 million in 2000, 1999, and 1998, respectively. In 2000, 1999, and 1998 the majority of this cash was used for acquisitions. Acquisitions utilized $42.6 million, $15.8 million, and $37.7 million in 2000,1999, and 1998, respectively. Capital expenditures for expansion, improvement and replacement of property plant and equipment were $6.9 million, $6.6 million and $10.2 million in 2000, 1999, and 1998, respectively. Capital expenditures in 1998 included $3.2 million for a wire mesh plant facility which replaced a previously leased building, and $1.9 million for rental equipment, a new product line resulting from the Burke Group acquisition.

Financing activities provided $21.3 million in 2000 compared to $4.1 million and $31.2 million in 1999 and 1998, respectively. In 2000, proceeds from long-term obligations were utilized primarily to finance the Hallett acquisition and dividend payments to MMHC. In 1999 cash flow from financing was relatively flat compared to prior years, due to growth in operating cash flow and the need to fund only one significant acquisition, National Wholesale Fence. The increase in 1998 was due primarily to funding the Burke Group and Security Fence acquisitions.

Although EBITDA should not be considered in isolation from or as a substitute for cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's liquidity, it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization, and non-recurring expenses. EBITDA was $68.4 million, $62.5 million and $42.8 million in 2000, 1999, and 1998, respectively. The increase in EBITDA is primarily from the result of net sales and gross profit resulting from acquisitions, reduced raw material costs and other changes as discussed in the segment analysis above.

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

On February 12, 1999, MMI issued $30 million of a new series of the 11.25% Senior Subordinated Notes. The net proceeds of approximately $31.1 million, including original issuance premium, after fees and expenses, were used to reduce its borrowings under the revolving credit facility.

MMI's senior subordinated notes are subject to a "Change in Control" provision. This provision states that a change in control exists if either of the following occurs; a sale of substantially all of MMI' s assets, the liquidation or dissolution of MMI, a change in the beneficial ownership of more that 50% of the total voting power of the voting stock, or the majority of the members of the Board of Directors do not continue as directors. If a change in control exists, each holder will have the right to require MMI to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

Credit Facility. MMI's revolving credit facility provides for maximum borrowings of $100 million and matures in December 2001. This facility was increased from $75 million effective March 1, 2001 to provide additional working capital for expected seasonal needs and business acquisitions. The revolver balance fluctuates throughout the year based on sales and purchasing volume, capital expenditures, and acquisitions. Borrowing availability is subject to a borrowing base calculation. The average daily balance outstanding under this credit facility was $56.0 million and $20.3 million in 2000 and 1999, respectively. Borrowings under the credit facility bear interest, at either the bank's base rate plus 0.25 percent or Eurodollar plus 1.5 percent, at the option of MMI. Borrowings bearing interest at a Eurodollar rate plus 1.5 percent are denominated in short-term obligations of U.S. LIBOR with 30 to 180 day maturities.

MMI's capital expenditure budget for fiscal year 2001 is $7.8 million and will be funded by the revolving credit facility.

MMI expects that cash flows from operations and the borrowing availability under its existing bank revolving credit facility and any future revolving credit facilities will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, existing debt service, allowable dividends to MMHC, and business acquisition strategy during fiscal year 2001.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statement s that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as "expects," "plans," "believes," "will," "estimates," "intends," and other words of similar meaning that do not relate strictly to historical or current facts. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which MMI operates; unanticipated changes in customer demands, order patterns and inventory levels; fluctuations in the cost and availability of MMI's primary raw material, steel wire rod; MMI's ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact MMI's operating cost; continuation of good labor relations; and MMI's ability to refinance indebtedness as necessary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility and its Senior Subordinated Notes. Borrowings under the credit facility bear interest, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent, at the option of MMI. For fiscal year 2000, the average daily balance outstanding under this credit facility was $56.0 million. Based on this balance, a one percent change in the interest rate would cause a change in interest expense of approximately $560,000. MMI is exposed to changes in the fair value of its 11.25% fixed rate senior subordinated notes. At December 30, 2000 the notes with a face value of $150 million had a fair value of approximately 97.5% of par, or $146.3 million. At January 1, 2000, the fair value of these notes was approximately 103% of par, or $154.5 million. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the senior subordinated notes.

MMI also has exposure to price fluctuations associated with steel rod, its primary raw material. MMI negotiates purchase commitments from one to nine months in advance to limit its exposure to price fluctuation and ensure availability of the materials. Generally, 60% of steel rod is purchased from foreign sources. Such purchases are denominated in US dollars.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder

MMI Products, Inc.

We have audited the accompanying consolidated balance sheets of MMI Products, Inc. as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Products, Inc. at December 30, 2000 and January 1, 2000, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 23, 2001, except for Note 14
as to which the date is March 1, 2001

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

(In thousands)

ASSETS	December 30, 2000	January 1, 2000

Current assets:
Cash and cash equivalents	$ 3,015	$ 2,430
Accounts receivable, net of allowance for doubtful accounts of $1,164 and $2,667, respectively	61,906	62,309
Inventories	83,428	71,776
Deferred income taxes	2,232	2,384
Prepaid expenses and other current assets	2,559	1,203

Total current assets	153,140	140,102
Property, plant and equipment:
Land	5,911	5,509
Buildings and improvements	27,178	20,518
Machinery and equipment	97,123	77,595

	130,212	103,622
Less accumulated depreciation	45,969	37,857

Property, plant and equipment, net	84,243	65,765
Intangible assets	52,915	32,826
Deferred charges and other assets	5,390	4,790

Total assets	$ 295,688	$ 243,483

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 44,830	$ 38,549
Accrued liabilities	14,447	15,237
Accrued interest	4,087	3,718
Income taxes payable	-	696
Due to MMHC	90	744
Current maturities of long-term obligations	67,397	1,976

Total current liabilities	130,851	60,920
Long-term obligations	154,687	166,358
Deferred income taxes	14,099	7,899

Stockholder's equity (deficit):
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of $241 and $(34), respectively	(376)	51
Retained deficit	(19,275)	(7,447)

Total stockholder's equity (deficit)	(3,949)	8,306

Total liabilities and stockholder's equity (deficit)	$ 295,688	$ 243,483

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENT OF INCOME

(In thousands)

	Fiscal Years Ended
	December 30, 2000	January 1, 2000	January 2, 1999

Net sales	$ 530,429	$ 480,605	$ 418,355
Cost of sales	429,636	386,329	350,171

Gross profit	100,793	94,276	68,184
Selling, general and administrative expense	45,310	40,227	32,664
Nonrecurring expense - stock compensation (Note 2)	-	2,441	-
Other (income) expense, net	252	629	(74)

Income before interest and income taxes	55,231	50,979	35,594
Interest expense	23,203	19,453	17,320

Income before income taxes	32,028	31,526	18,274
Provision for income taxes	12,856	12,926	7,344

Net income	$ 19,172	$ 18,600	$ 10,930

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Com-prehensive Income	Total Stockholder's Equity (Deficit)

Balance at January 3, 1998	$ 252	$ 14,711	$ (35,685)	$ (151)	$ (20,873)
Net income	-	-	10,930	-	10,930
Additional minimum pension liability, net of tax	-	-	-	(70)	(70)

Comprehensive income	-	-	-	-	10,860

Adjustment to 1996 Contribution of capital (Note 1)	-	(1,702)	-	-	(1,702)
Dividend to MMHC (Note 1)	-	-	(1,292)	-	(1,292)

Balance at January 2, 1999	252	13,009	(26,047)	(221)	(13,007)
Net income	-	-	18,600	-	18,600
Additional minimum pension liability, net of tax	-	-	-	272	272

Comprehensive income	-	-	-	-	18,872

Contribution of capital
- stock options (Note 2)	-	2,441	-	-	2,441

Balance at January 1, 2000	252	15,450	(7,447)	51	8,306
Net income	-	-	19,172	-	19,172
Additional minimum pension liability, net of tax	-	-	-	(427)	(427)

Comprehensive income	-	-	-	-	18,745

Dividend to MMHC (Note 1)	-	-	(31,000)	-	(31,000)

Balance at December 30, 2000	$ 252	$ 15,450	$ (19,275)	$ (376)	$ (3,949)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	December 30, 2000	January 1, 2000	January 2, 1999

Operating activities:
Net income	$ 19,172	$ 18,600	$ 10,930
Adjustments to reconcile net income to net cash by operating activities:
Depreciation and amortization	13,176	9,033	7,187
Amortization of bond premium	(265)	(234)	-
Nonrecurring expenses - stock compensation	-	2,441	-
Provision for losses on accounts receivable	1,293	1,471	234
Deferred income taxes	647	92	340
(Gain) loss on sale of equipment	275	225	(81)
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	2,814	(633)	(12,914)
Inventories	(9,362)	(5,193)	(7,546)
Prepaid expenses and other assets	(140)	526	333
Accounts payable and accrued liabilities	2,279	(8,428)	17,701
Income taxes payable	(696)	24	2,629
Due to MMHC	(654)	823	(3,652)

Net cash provided by operating activities	28,539	18,747	15,161

Investing activities:
Capital expenditures	(6,933)	(6,631)	(10,226)
Proceeds from sale of equipment	297	48	52
Acquisitions, net of cash acquired	(42,605)	(15,764)	(37,721)
Other	(28)	-	9

Net cash used in investing activities	(49,269)	(22,347)	(47,886)

Financing activities:
Proceeds from long-term obligations	256,177	174,008	187,316
Payments on long-term obligations	(203,597)	(168,892)	(153,127)
Adjustment to 1996 contribution of capital from MMHC	-	-	(1,702)
Dividend to MMHC	(31,000)	-	(1,292)
Debt costs	(265)	(1,065)	-

Net cash provided by financing activities	21,315	4,051	31,195

Net change in cash and cash equivalents	585	451	(1,530)
Cash and cash equivalents, beginning of period	2,430	1,979	3,509

Cash and cash equivalents, end of period	$ 3,015	$ 2,430	$ 1,979

Supplemental Cash Flow Information:
Supplemental disclosure of noncash investing activities
Issuance of capital lease obligations for capital expenditures	$ 1,435	$ 2,790	$ 1,385
Cash paid for interest	$ 22,364	$ 18,625	$ 16,721
Cash paid for income taxes	$ 13,940	$ 13,075	$ 4,371

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2000

1. Description of Business and Significant Accounting Policies

Description of Business

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiary, MMI Management, Inc., and their partnership interests in MMI Management Services L.P. (collectively, "MMI"). All significant intercompany balances and transaction have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). MMI is a manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar.

On October 2, 2000, MMI announced the engagement of UBS Warburg, LLC to consider strategic alternatives, including the possible sale of MMHC.

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

Availability of cash at MMHC to pay the MMHC Credit Facility interest and cumulative preferred dividends is principally dependent upon MMI's cash flows. MMI's Revolving Credit Facility agreement and senior subordinated notes indenture require MMI to meet certain restricted payment tests before any dividends can be distributed to MMHC. In 2000, MMI paid dividends of $31 million to MMHC for payments applied to the MMHC credit facility.

As a result of the 1999 Recapitalization, MMI recognized a non-cash stock compensation charge of $2.4 million ($1.4 million net of tax) related to the redemption of MMHC's stock options granted in previous years to certain employees of MMI.

A former stockholder of MMHC exercised appraisal rights and filed a lawsuit against MMHC with respect to the value of the common and preferred stock redeemed in connection with a recapitalization transaction (the "1996 Recapitalization"). In January 1997, MMHC paid the stockholder $2.2 million with respect to the value of the preferred stock, the original value offered in the 1996 Recapitalization. In October 1998, MMHC paid $6.45 million, including accrued interest of $1.04 million, to settle the value of the common stock redeemed. The $1.7 million increase in the original value offered in the 1996 Recapitalization was charged to Additional Paid-in-Capital to reflect the finalization of the December 1996 change in capital contributions by MMHC. MMI declared a dividend of $1.3 million to MMHC during the fourth quarter of 1998 to settle the interest and legal expenses paid on MMHC's behalf by MMI. The $6.45 million settlement was funded by MMI's revolving credit facility and had no effect on the operating results of MMI.

Fiscal Year

MMI follows a 52-53 week fiscal year ending on the Saturday closest to December 31. The 2000, 1999 and 1998 fiscal years refer to the fifty-two week periods ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

Revenue Recognition

MMI recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are met generally at the time product is shipped but sometimes when the product reaches its destination.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost, except for assets acquired in business combinations which are recorded at fair value at the date of acquisition. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated useful lives are as follows:

Building and improvements	10 to 31 years
Machinery and equipment	2 to 20 years

Depreciation expense was $10,613,000, $7,834,000 and $6,423,000 for fiscal years 2000, 1999 and 1998, respectively.

Major capital upgrades are capitalized. Maintenance, repairs and minor upgrades are expensed as incurred. Gains and losses from dispositions are included in the results of operations.

MMI leases certain machinery and equipment under capital leases. Assets recorded under capital leases are amortized over the period of the respective leases with the related amortization included in depreciation expense. Assets under these obligations, totaling $4,732,000 and $4,994,000 (net of accumulated amortization of $4,890,000 and $4,685,000) at December 30, 2000 and January 1, 2000, respectively, are included in property, plant and equipment in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Financial instruments that could potentially subject MMI to concentrations of credit risk are accounts receivable. MMI continuously evaluates the creditworthiness of its customers and generally does not require collateral. No customer accounted for 10% or more of consolidated revenues for fiscal years 2000, 1999 and 1998.

Fair Value of Financial Instruments

MMI considers the recorded value of its monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate their respective fair values at December 30, 2000 and January 1, 2000. The carrying value of MMI's senior subordinated debt is approximately $150.0 million versus its estimated fair value of approximately $146.3 million and $154.5 million at December 30, 2000 and January 1, 2000, respectively. The estimated fair values are based on the quoted market prices. The fair value of the revolving credit facility approximated its carrying value.

Reclassifications

Certain reclassifications have been made to the 1998 and 1999 financial statements in order to conform to the 2000 presentation.

New Accounting Standards

Effective October 1, 2000, MMI adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. The adoption of SAB 101 did not have a material effect on revenue and quarterly earnings during fiscal year 2000 or prior years.

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

3. Acquisitions of Businesses

On February 3, 2000, MMI purchased all of the issued and outstanding capital stock of Hallett Wire Products Company, a Minnesota corporation ("Hallett"). Hallett manufactured welded wire mesh at facilities located in St. Joseph, Missouri and Kingman, Arizona. Hallett had net sales of approximately $37 million for the year ended December 31, 1999. The excess purchase price over the fair value of the assets acquired of $21.3 million is being amortized over 20 years. The total acquisition price was $40 million in cash and was funded by the MMI's revolving credit facility. To facilitate the purchase, the revolving credit facility was increased from $48.5 million to $75 million on February 3, 2000. The acquisition was accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operating results of this acquisition from the date of the acquisition.

4. Inventories

Inventories consisted of the following:

(In thousands)	December 30, 2000	January 1, 2000

Raw materials	$ 20,554	$ 17,089
Work-in-process	343	1,480
Finished goods	62,531	53,207

	$ 83,428	$ 71,776

5. Intangible Assets

Intangible assets consisted of the following:

(In thousands)	December 30, 2000	January 1, 2000	Estimated Lives

Goodwill	$ 55,980	$ 34,637	10 - 40 years
Customer lists and other	4,022	2,713	3 - 20 years

	60,002	37,350
Less accumulated amortization	7,087	4,524

	$ 52,915	$ 32,826

Intangible assets are amortized on a straight-line basis over their respective estimated lives (the period when benefits are expected to be derived). Total amortization expense for fiscal years 2000, 1999 and 1998 was $2,563,000, $1,199,000 and $764,000, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	December 30, 2000	January 1, 2000

Accrued compensation	$ 4,591	$ 5,654
Accrued insurance	2,465	2,364
Accrued retirement benefits	1,732	1,371
Other accrued liabilities	5,659	5,848

	$ 14,447	$ 15,237

7. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

(In thousands)	December 30, 2000	January 1, 2000

Revolving credit facility	$ 65,173	$ 10,446
11.25% Senior subordinated notes, due 2007, interest payable semiannually in arrears on April 15 and October 15 (including premium of $1,638 and $1,903, respectively)	151,638	151,903
Capital lease obligations	4,937	5,318
Other notes payable	336	667

	222,084	168,334
Less current maturities	67,397	1,976

Long-term obligations	$ 154,687	$ 166,358

Revolving Credit Facility

MMI's revolving credit facility provides for maximum borrowings of $100 million which was increased from $75 million effective March 1, 2001, see Note 14 to the consolidated financial statements. The classification of this facility has changed from long-term debt in 1999 to current maturities in 2000 as the maturity date is December 12, 2001. The lenders under the revolving credit facility have expressed their continuing interest in MMI as a credit. While there are no assurances that it will be able to do so, management believes that it will readily be able to extend or replace the revolving credit facility at or prior to its maturity. Because MMHC is investigating strategic alternatives, including the possible sale of the company, a commitment by MMI to a revolving credit facility with an extended term has not been made. This facility incurs interest payable at the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent at MMI's option. Borrowings bearing interest at a Eurodollar rate plus 1.5 percent are denominated in short-term obligations of US LIBOR with 30 to 180 day maturities. On December 30, 2000 the portion of the outstanding borrowings under US LIBOR was approximately $60 million of which $10 million matures on January 12, 2001, $30 million on February 5, 2001, and $20 million on March 6, 2001. As of December 30, 2000, the average interest rate for this facility was 8.22 percent. MMI is required to pay a commitment fee of 1/2 of 1.0 percent of the unused portion of the credit facility on a monthly basis. The revolving credit facility is secured by all the assets and stock of MMI and guaranteed by MMHC. Borrowing availability under the revolving credit facility at December 30, 2000, after taking into account borrowing base restrictions and outstanding borrowings and letters of credit, was approximately $7.8 million. The borrowing availability at year-end was based on a maximum borrowing limit of $75 million. MMI had outstanding letters of credit (which cannot exceed $20 million) totaling $2 million and $2.6 million at December 30, 2000 and January 1, 2000, respectively.

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

On February 12, 1999, MMI issued $30 million of 11.25% senior subordinated notes due 2007. The net proceeds of approximately $31.1 million, which include the original issuance premium, after fees and expenses, were used to reduce the borrowings under the revolving credit facility. The effective interest rate of these notes is 10.5%.

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

MMI's senior subordinated notes are subject to a "Change in Control" provision. This provision states that a change in control exists if either of the following occurs; a sale of substantially all of MMI' s assets, the liquidation or dissolution of MMI, a change in the beneficial ownership of more that 50% of the total voting power of the voting stock, or the majority of the members of the Board of Directors do not continue as directors. If a change in control exists, each holder will have the right to require MMI to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

Scheduled maturities of long-term debt, including capital lease obligations, are as follows:

(In thousands)	Long-term Debt	Capital Leases

2001	65,509	2,079
2002	-	1,880
2003	-	1,175
2004	-	623
2005 and thereafter	150,000	100

	215,509	5,857
Less amount representing interest	-	916

	$ 215,509	$ 4,937

8. Operating Leases

MMI leases warehouse and office space and certain machinery and equipment under operating leases. Future minimum lease payments on noncancelable operating leases with remaining terms of one or more years consisted of the following at December 30, 2000 (in thousands):

2001	$ 4,526
2002	2,770
2003	1,843
2004	1,077
2005	455
2006 and thereafter	1,000

Total	$ 11,671

Total rental expense for fiscal years 2000, 1999 and 1998 was $5,807,000, $5,846,000 and $5,103,000, respectively.

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

MMI's contributions to the 401(k) Plan and the Pension Plan for fiscal years 2000, 1999 and 1998 were $1,566,000, $1,444,000 and $1,385,000, respectively.

Defined Benefit Plans

MMI maintains a retirement plan which covers certain employees under a collective bargaining agreement. Plan benefits are based primarily on years of service. It is the policy of MMI to fund this plan currently based upon actuarial determinations and applicable tax regulations.

(In thousands)	Fiscal Years
	2000	1999

Reconciliation of benefit obligation:
Obligation at beginning of year	$ 2,257	$ 2,233
Service cost	79	73
Interest cost	171	153
Plan amendments	120	-
Actuarial gain (loss)	312	(104)
Benefit payments	(242)	(98)

Obligation at end of year	$ 2,697	$ 2,257

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$ 2,292	$ 1,692
Actual return on plan assets	207	160
Employer contributions	350	421
Actuarial gain (loss)	(172)	117
Benefit payments	(242)	(98)

Fair value of plan assets at end of year (1)	$ 2,435	$ 2,292

Funded status:
Funded status at end of year	$ (262)	$ 35
Unrecognized prior-service cost	195	86
Unrecognized loss	617	85
Additional pension (liability) prepaid	(812)	48

Net amount recognized	$ (262)	$ 254

(1) Plan assets are comprised of various equity, debt and government securities.

The following table provides the amounts recognized in the statement of financial position:

(In thousands)	December 30, 2000	January 1, 2000

Accrued benefit asset (liability)	$ (262)	$ 35
Intangible asset	195	86
Accumulated other comprehensive income	617	85
Additional pension (liability) prepaid	(812)	48

Net amount recognized	$ (262)	$ 254

The plan's accumulated benefit obligation was $2,697,000 and $2,257,000 for fiscal years 2000 and 1999, respectively.

(In thousands)	Fiscal Years
	2000	1999	1998

Service cost	$ 79	$ 73	$ 65
Interest cost	171	153	157
Expected return on plan assets	(207)	(160)	(137)
Amortization of prior-service cost	11	11	11
Amortization of net (gain) loss	-	15	5

Net periodic benefit cost	$ 54	$ 92	$ 101

The amount included within other comprehensive income arising from changes in the additional minimum pension liability was a charge of $427,000 in fiscal year 2000 and income of $272,000 for fiscal year 1999.

The prior-service costs are amortized on a straight-line basis over the average remaining working lifetime of participants. Gains and losses in excess of 10% of the greater of benefit obligation and the market-related value of assets are amortized over the average remaining working lifetime of participants expected to receive benefits.

	Fiscal Years
	2000	1999

Weighted average assumptions:
Discount rate	7.75%	7.75%
Expected long-term rate of return on assets	8.50%	8.50%

MMI also contributes to certain multi-employer, defined benefit plans covering certain employees under other collective bargaining agreements. Total expenses for these plans were $447,000, $345,000 and $280,000 for fiscal years 2000, 1999 and 1998, respectively.

Stock Options

On November 12, 1999 options for 15,660 shares of MMHC Class A Common Stock were redeemed at a price of $1.00 per share in connection with the 1999 Recapitalization transaction. All outstanding stock options were redeemed in this transaction and subsequently the plan was terminated.

Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. MMI uses the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for MMHC's stock options granted to MMI's employees. This method generally does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

If the provisions of SFAS 123 had been used in fiscal years 2000 and 1999 earnings would not have been materially different than reported.

10. Income Taxes

Significant components of the provision for income taxes which are not allocated to the business segments, are as follows:

(In thousands)		Fiscal Years
	2000	1999	1998

Current:
Federal	$ 10,612	$ 10,482	$ 5,759
State and local	1,322	2,352	1,245

	11,934	12,834	7,004
Deferred:
Federal	798	76	280
State and local	124	16	60

	922	92	340

Total current and deferred	$ 12,856	$ 12,926	$ 7,344

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability increased by $5,705,000 related to the acquisition of Hallett. Significant components of MMI's deferred tax liabilities and assets are as follows:

(In thousands)	December 30, 2000	January 1, 2000

Deferred tax liabilities:
Property, plant, and equipment	$ 13,593	$ 7,124
Trade receivables valuation	265	558
Other	861	841

Total deferred tax liabilities	14,719	8,523

Deferred tax assets:
Inventory valuation	577	1,065
Allowance for doubtful accounts	454	732
Self-insurance accruals	958	684
Other	863	527

Total deferred tax assets	2,852	3,008

Net deferred tax liabilities	$ 11,867	$ 5,515

For the year ended December 30, 2000 MMI has recorded a deferred tax benefit of $275,000 arising from the changes in the additional minimum pension liability that is recorded as part of accumulated other comprehensive income.

The reconciliation of income tax computed at the US federal statutory tax rate to income tax expense is as follows for fiscal years 2000, 1999, and 1998:

(In thousands)		Fiscal Years
	2000	1999	1998

Tax at US statutory rate	$ 11,210	$ 11,034	$ 6,396
State and local income taxes, net of federal benefit	924	1,587	844
Goodwill	466	127	62
Other, net	256	178	42

Total	$ 12,856	$ 12,926	$ 7,344

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

Fence Segment

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

Concrete Construction Products Segment

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

(In thousands)	Fiscal Year 2000
	Fence	Concrete Construction	Corporate	Total

External sales	$ 276,185	$ 254,244	$ -	$ 530,429
Earnings before interest and income taxes	14,826	42,968	(2,563)	55,231
Interest expense	-	-	23,203	23,203
Income taxes	-	-	12,856	12,856
Net income	14,826	42,968	(38,622)	19,172
Depreciation and amortization	4,203	6,410	2,563	13,176
EBITDA (2)	19,029	49,378	-	68,407
Segment assets (3)	105,331	123,821	66,536	295,688
Capital expenditures	3,010	3,772	151	6,933

(In thousands)	Fiscal Year 1999
	Fence	Concrete Construction	Corporate	Total

External sales	$ 270,714	$ 209,891	$ -	$ 480,605
Nonrecurring expenses (1)	-	-	2,441	2,441
Earnings before interest and income taxes	18,473	36,148	(3,642)	50,979
Interest expense	-	-	19,453	19,453
Income taxes	-	-	12,926	12,926
Net income	18,473	36,148	(36,021)	18,600
Depreciation and amortization	3,647	4,187	1,199	9,033
EBITDA (2)	22,120	40,333	-	62,453
Segment assets (3)	107,219	94,791	41,473	243,483
Capital expenditures	2,153	4,385	93	6,631

(In thousands)	Fiscal Year 1998
	Fence	Concrete Construction	Corporate	Total

External sales	$ 208,117	$ 210,238	$ -	$ 418,355
Earnings before interest and income taxes	14,043	22,315	(764)	35,594
Interest expense	-	-	17,320	17,320
Income taxes	-	-	7,344	7,344
Net income	14,043	22,315	(25,428)	10,930
Depreciation and amortization	2,919	3,504	764	7,187
EBITDA (2)	16,962	25,819	-	42,781
Segment assets (3)	89,304	92,700	38,222	220,226
Capital expenditures	1,606	8,325	295	10,226

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

13. Quarterly Financial Data (Unaudited)

(In thousands)		2000 (by fiscal quarter)
	1	2	3	4

Net sales	$ 119,791	$ 149,888	$ 144,739	$ 116,011
Gross profit	23,130	30,507	27,510	19,646
Net income	3,691	7,509	5,791	2,181

		1999 (by fiscal quarter)
	1	2	3	4

Net sales	$ 102,942	$ 136,198	$ 131,158	$ 110,307
Gross profit	18,302	27,860	25,660	22,454
Net income	2,367	7,902	6,245	2,086

14. Subsequent Events

On February 1, 2001, MMI purchased certain assets of Page Two, Inc. and Kewe 3, Inc. for cash of approximately $2 million, which was funded by the revolving credit facility. The assets primarily consist of a production line located in Bartonville, Illinois which applies an aluminum coating on strand wire. The acquisition was accounted for as a purchase. The excess purchase price over the preliminary estimate of the fair value of the assets acquired of $0.6 million will be amortized over 10 years.

On March 1, 2001, MMI's revolving credit facility was increased from $75 million to $100 million to provide additional working capital for expected seasonal needs and business acquisitions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding MMI's directors and executive officers, including their respective ages.

Name	Age	Position

Julius S. Burns	68	Chairman
Thomas F. McWilliams	58	Director
Carl L. Blonkvist	64	Director
Stuyvesant Comfort	29	Director
Ronald R. Ross	48	President and Chief Executive Officer; Director
Robert N. Tenczar	51	Vice President, Chief Financial Officer and Secretary
James M. McCall	58	Vice President; President of Ivy Steel and Wire Division
Davy J. Wilkes	63	Vice President; President of Meadow Burke Products Division

Julius S. Burns has been Chairman of the Board of Directors of MMI since January 2, 2001. Prior to January 2, 2001, Mr. Burns served as President and Chief Executive Officer of MMI for 12 years and President and General Manager of Ivy Steel & Wire Company, Inc., a predecessor to MMI, for 13 years. Mr. Burns has 35 years of related industry experience.

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

Carl L. Blonkvist has been a director of MMI since April 1997. Mr. Blonkvist is President and Chief Operating Officer of Page-Wheatcroft & Co. Mr. Blonkvist was Senior Vice President of Coca-Cola Foods from January 1994 to April 1996, and was a Senior Partner of Computer Science Corporation, a consulting firm, from 1991 to 1994. In 1984, Mr. Blonkvist formed Paragon Consulting Group, a consulting firm specializing in operations strategy, which was purchased by Computer Science Corporation in 1991.

Stuyvesant Comfort has been a director of MMI since December 1999. Mr. Comfort is a Director of Citicorp Venture Capital, Ltd. Mr. Comfort was an executive at Alchemy Partners, a U.K. based private equity advisor, and has been affiliated with Alchemy Partners from February 1999 to February 2000. Mr. Comfort previously served in the strategic investments and acquisitions group of Microsoft Corporation from March 1996 to December 1998.

Ronald R. Ross became President and Chief Executive Officer on January 2, 2001. Mr. Ross previously served as the Chairman and Chief Executive Officer of Cameron Ashley Building Products, Inc., a distributor of building products, prior to its sale to Guardian Industries Corp. in 2000.

Robert N. Tenczar has been Vice President, Chief Financial Officer and Secretary of MMI since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, Houston, Texas, his last assignment as Vice President - Finance of its EnviroTech Controls division.

James M. McCall has been employed with MMI and its predecessors in various management positions of increasing responsibility since 1975, as General Manager of Wire Mesh operations since 1989 and the President of the Ivy Steel and Wire division since 1999. Mr. McCall has 36 years of related industry experience.

Davy J. Wilkes has been employed by MMI and its predecessors since 1974, as General Manager of Concrete Accessories operations since November 1992 and the President of the Meadow Burke Products division since 1999. Mr. Wilkes has 40 years of related industry experience.

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

Item 11. Executive Compensation

The following table sets forth the compensation for fiscal years 2000, 1999, and 1998 awarded to or earned by the chief executive officer of MMI and the four other most highly compensated executive officers of MMI who were serving as executive officers at December 30, 2000.

Summary Compensation Table

		Annual		All Other
		Compensation		Compensation
Name and Principal Position (1)		Salary	Bonus	401 (k)	Pension

Julius S. Burns - Chairman of the Board	2000	$ 284,040	$ 258,522	$ -	$ 24,899
	1999	275,040	969,198	-	30,000
	1998	275,040	1,230,726	-	28,399

Ronald R. Ross - President and Chief
Executive Officer	2000	162,600	250,000	-	-

James M. McCall - Vice President;	2000	186,720	116,064	1,166	15,485
President - Ivy Steel and Wire division	1999	169,320	101,592	1,116	12,429
	1998	160,500	90,652	1,089	11,548

Davy J. Wilkes - Vice President;	2000	172,200	106,569	1,183	23,508
President - Meadow Burke Products	1999	156,000	93,600	1,085	19,822
division	1998	132,850	77,652	1,003	15,375

Robert N. Tenczar - Vice President,	2000	167,240	78,412	1,257	8,651
Chief Financial Officer and Secretary	1999	144,160	84,240	1,102	6,761
	1998	136,940	78,012	1,029	5,927

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

None of the executive officers named in the Summary Compensation Table were granted options to purchase any capital stock of MMHC during fiscal years 2000 or 1999.

401(k) Plan

MMI maintains the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan"). All MMI employees are eligible to participate in the 401(k) Plan after one year of employment. Employees may elect to make pretax contributions up to the applicable statutory maximum limits to the 401(k) Plan. MMI makes matching contributions (subject to statutory limits) in an amount equal to 25% of the employee's contributions up to 2% of the employee's compensation. In addition, MMI may make additional contributions in such amounts as it may elect. Company contributions are vested at a rate of 25% for each year of service.

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

Compensation of Directors

See Item 10, which is incorporated herein by reference, for a description of compensation of directors.

Employment Agreements

Julius S. Burns

Julius S. Burns, MMI's current Chairman of the Board, is party to an employment agreement with MMI effective January 1, 2001, which will expire on April 30, 2004. It provides a per diem payment to Mr. Burns of $2,873.56 for each day that he performs services under the agreement with a maximum annual salary of $750,000. Prior to January 1, 2001, Mr. Burns was employed by MMI as its President and Chief Executive Officer.

Ronald R. Ross

Ronald R. Ross, MMI's current Chief Executive Officer, is party to an employment agreement with MMI that will expire on October 15, 2002. The agreement provides for an annualized salary of $750,000, which will be increased to $1,000,000 on October 16, 2001. Mr. Ross also received a signing bonus of $250,000. If MMHC or MMI is acquired by a third party, Mr. Ross will receive a success fee of 0.50% of the consideration paid by such third party and a "change of control fee" of $2,250,000. However, he will not receive the "change of control fee" if he remains employed by MMI or its successor entity after the change of control.

Repurchase Agreements

Each member of MMI's management that owns common stock of MMHC holds such stock subject to various repurchase agreements. Until the ownership in stock vests, MMHC may repurchase such common stock for $1.00 per share upon the termination of such person's employment. Under Mr. Burns' repurchase agreements, MMHC may also repurchase his vested common stock at the fair market value thereof.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of MMI is responsible for determining executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

MMI is a wholly owned subsidiary of MMHC. The following table sets forth certain information regarding the beneficial ownership of MMHC's capital stock as of March 3, 2001, by (1) each person who is known to MMI to beneficially own more than five percent (5%) of any class of voting securities of MMHC, (2) each of the directors and named executive officers and (3) all directors and officers as a group. MMHC has three classes of Common Stock. MMHC's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), Class B Common Stock, par value $0.01 per share (the "Class B Common Stock") and Class C Common Stock, par value $0.01 per share (the "Class C Common Stock") vote together as a single class. The Class A Common Stock is the class into which all other classes of Common Stock are convertible under certain circumstances, and until all classes are converted, has 17% of the combined voting power of all three classes of Common Stock. Each share of Class A Common Stock has voting power equal to its pro rata share of such 17.0% vote. The only outstanding shares of Class A Common Stock are held by Carl Blonkvist. The Class B Common Stock has 49.5% of the combined voting power of the three classes of Common Stock and is held by Citicorp Venture Capital ("CVC") and its affiliates and associates. All of the Class B Common Stock shares will be voted in accordance with a majority of interest vote of such class, which is held by CVC. The Class C Common Stock has 33.5% of the combined voting power of the three classes of Common Stock and is held by management of MMHC. Class B Common Stock is convertible into Class A Common Stock upon the first to occur of the date on which the outstanding number of shares of Class B Common Stock represents less than 45% of the outstanding Common Stock and upon a vote of the holders of a majority in interest of the Class B Common Stock to convert their shares of Class B Common Stock into Class A Common Stock. In addition, any holder of the Class B Common Stock, other than CVC, may convert his or its shares to Class A Common Stock at such time as such person is no longer affiliated or associated with CVC. The Class C Common Stock automatically converts into Class A Common Stock upon an initial public offering, if required by the underwriters, or at such time as no shares of Class B Common Stock are still outstanding. As of March 2, 2001, 2,000 shares of Class A Common Stock, 818,164 shares of Class B Common Stock and 179,836 shares of Class C Common Stock were outstanding.

	Number of Shares	Percentage of Total Voting Power (1)

5% Shareholders

Citicorp Venture Capital, Ltd.	538,170	53.94%
399 Park Avenue
14th Floor, Zone 4
New York, New York 10043

Court Square Capital, Limited (2)	123,490	12.38%

CCT Partners VI, LP (2) (3)	116,410	11.67%

Julius S. Burns (4)	74,500	7.47%
8506 Tranquil Park Drive
Spring, Texas 77379

Directors and Executive Officers

Carl Blonkvist	2,000	0.20%
5121 Tanbark Drive
Dallas, Texas 75229

Robert N. Tenczar	12,773	1.28%
14807 Bramblewood Drive
Houston, Texas 77079

James M. McCall	23,500	2.36%
2014 Crystal Springs Drive
Kingwood, Texas 77339

Davy J. Wilkes	3,500	0.35%
5214 Jules Verne Court
Tampa, Florida 33611

All directors and executive officers as a group	114,273	11.66%

  Percentage given on a basis as if all shares of Class B Common Stock and Class C Common Stock were converted into shares of Class A Common Stock.

  Address is: c/o Citicorp Venture Capital, Ltd., 300 Park Avenue, 14th Floor, Zone 4, New York, New York, 10043
  Thomas P. McWilliams has a 26.2% indirect interest in CCT Partners VI, L.P.'s investment in MMHC.
  Julius S. Burns is also a Director and Chairman of MMHC. Until January 1, 2001, Mr. Burns was also President and Chief Executive Officer of MMHC.

Item 13. Certain Relationships and Related Transactions

Recapitalization

On November 12, 1999, MMHC completed a recapitalization transaction (the "1999 Recapitalization") in which, among other things, MMHC entered into a $69.2 million subordinated credit facility due in 2007 (the "MMHC Credit Facility") with an investment fund managed by an affiliate of MMHC's majority economic owner. Interest at a rate of 14% per annum on the MMHC Credit Facility is payable semiannually in cash or in kind at the option of MMHC. In connection with the MMHC Credit Facility, MMHC also issued a warrant to such lender to purchase its Class B Common Stock. The warrant is not exercisable until September 30, 2007.

Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon MMI's cash flows. MMI's revolving credit facility agreement and senior subordinated notes indenture require MMI to meet certain restricted payment tests before distribution of any dividends to MMHC. In the 2000 fiscal year, MMHC paid $12,232,000 in interest (including premiums on the principal such that the internal rate of return earned by the lender equaled 18%) and $23,612,000 in principal on the MMHC Credit Facility. Cash for these payments was provided by borrowings on MMI's revolving credit facility which was then paid in a dividend from MMI to MMHC.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements
Included in Part II of this report:

Report of Independent Auditors

Consolidated Balance Sheets at fiscal year end 2000 and 1999

Consolidated Statements of Operations for fiscal years 2000, 1999 and 1998

Consolidated Statements of Changes in Stockholder's Equity for fiscal years 2000, 1999 and 1998

Consolidated Statements of Cash Flows for fiscal years 2000, 1999 and 1998

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule
Included in Part IV of this report:

Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

	3.	Exhibits

		3.1	Restated Certificate of Incorporation of MMI Products, Inc. (1)
		3.2	Amended and Restated By-laws of MMI Products, Inc. (1)
		4.1	Indenture dated as of April 16, 1997 between MMI Products, Inc. and US Trust Company of Texas, N.A. (1)
		10.1	Registration Rights Agreement dated as of April 16, 1997 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
		10.2	Registration Rights Agreement dated as of February 12, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (2)
10.3

Loan and Security Agreement dated as of December 13, 1996 among MMI Products, Inc., Fleet Capital Corporation ("Fleet"), as a lender and collateral agent, and Transamerica Business Credit Corporation ("Transamerica"), as amended on April 15, 1997 and June 11, 1997. (1)

		10.4	Third Amendment to the Amended and Restated Loan and Security Agreement dated as of February 18, 1998 among MMI Products, Inc., Fleet and Transamerica. (3)
		10.5	Fourth Amendment to the Amended and Restated Loan and Security Agreement dated as of April 14, 1998 among MMI Products, Inc., Fleet and Transamerica. (3)
		10.6	Fifth Amendment to the Amended and Restated Loan and Security Agreement dated as of October 6, 1998 among MMI Products, Inc., Fleet and Transamerica. (3)
		10.7	Sixth Amendment to the Amended and Restated Loan and Security Agreement dated as of November 12, 1999 among MMI Products, Inc., Fleet and Transamerica. (3)
		10.8	Seventh Amendment to the Amended and Restated Loan and Security Agreement dated as of February 3, 2000 among MMI Products, Inc., Fleet and Transamerica. (6)
		10.9	Eighth Amendment to the Amended and Restated Loan and Security Agreement dated as of August 31, 2000 among MMI Products, Inc., Fleet and Transamerica. (3)
		10.10	Form of Ninth Amendment to the Amended and Restated Loan and Security Agreement among MMI Products, Inc., Fleet and Transamerica. (3)
		10.11	Employment Agreement dated as of January 1, 2001, by and among MMI Products Inc., MMI Management Services LP and Julius S. Burns. (3)
		10.12	Employment Agreement dated as of October 16, 2000, by and among MMI Products Inc., MMI Management Services LP and Ronald R. Ross. (3)
		10.13	Amendment to the MMI Products, Inc. Pension Plan. (7)
		10.14	Amendment No. 4 to the MMI Products, Inc. Pension Plan. (5)
		10.15	The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)
		10.16	Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Julius S. Burns. (1)
		10.17	Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Carl L. Blonkvist. (1)
		10.18	Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Thomas F. McWilliams. (1)
		10.19	Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and James M. McCall. (1)
		10.20	Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Davy J. Wilkes. (1)
		10.21	Indemnification Agreement dated as of April 16, 1997 between MMI Products, Inc. and Robert N. Tenczar. (1)
		10.22	Purchase Agreement dated as of April 11, 1997 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
		10.23	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns. (7)
		10.24	Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns. (3)
		10.25	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar. (7)
		10.26	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall. (7)
		10.27	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes. (7)
		10.28	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl Blonkvist. (7)
		10.29	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns. (3)
		10.30	Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns. (3)
		10.31	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall. (3)
		10.32	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar. (3)
		10.33	Asset Purchase Agreement by and between MMI Products, Inc. and Atlantic Steel Industries, Inc., dated as of June 10, 1996. (4)
		10.34	Asset Purchase Agreement by and between MMI Products, Inc. and The Burke Group, L.L.C., dated as of December 12, 1997. (4)
		10.35	Stock Purchase Agreement by and among Security Fence Supply Co., Inc., Henry F. Long, Jr. and Henry F. Long, III, dated as of October 6, 1998 (3)
		10.36	Asset Purchase Agreement by and between MMI Products, Inc. and National Wholesale Fence, dated as of June 7, 1999. (7)
		10.37	Stock Purchase Agreement among MMI Products, Inc., Hallett Wire Products Co., J. Wells McGiffert and other sellers signatory thereto. (6)
		10.38	Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (5)
		21	Subsidiaries. (3)
		24	Power of Attorney (3)

(1)	Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-29141)
(2)	Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-76971)
(3)	Filed herewith
(4)	Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1997.
(5)	Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1998.
(6)	Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended April 1, 2000.
(7)	Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1999.

(b)	Reports on Form 8-K	A Form 8-K was filed with the Commission on October 2, 2000 announcing the engagement of UBS Warburg LLC to consider strategic alternatives, including a possible sale of MMI.

A Form 8-K was filed with the Commission on October 16, 2000 announcing the appointment of Julius S. Burns as Chairman of the Board and Ronald R. Ross as President and Chief Executive Officer.

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

Date: March 5, 2001	By:	/s/Ronald R. Ross
Ronald R. Ross, President
and Chief Executive Officer
(principal executive officer and director)

Date: March 5, 2001	By:	/s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(principal financial and accounting officer)

Date: March 5, 2001	By:	/s/Julius S. Burns
Julius S. Burns, Chairman

Date: March 5, 2001	By:	*
Thomas F. McWilliams, Director

Date: March 5, 2001	By:	*
Carl L. Blonkvist, Director

Date: March 5, 2001	By:	*
Stuyvesant Comfort, Director

*	By:	/s/Robert N. Tenczar
Robert N. Tenczar
Attorney-in-fact

Schedule II

MMI Products, Inc.

Valuation and Qualifying Accounts

(In thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
	of Period	Expenses		Deductions		Period

Fiscal Year Ended December 30, 2000:
Allowance for Doubtful Accounts	$ 2,667	$ 1,293		$ 2,796	(a)	$ 1,164
Reserve for damaged and
Slow-moving inventory	789	(394)	(c)	-		395

Fiscal Year Ended January 1, 2000:
Allowance for Doubtful Accounts	$ 1,926	$ 1,471		$ 730	(a)	$ 2,667
Reserve for damaged and
slow-moving inventory	634	270		115	(b)	789

Fiscal Year Ended January 2, 1999:
Allowance for Doubtful Accounts	$ 1,876	$ 234		$ 184	(a)	$ 1,926
Reserve for damaged and
slow-moving inventory	946	103		415	(b)	634

(a) Uncollectible accounts written off, net of recoveries.

(b) Write off of inventory.

(c) Reversal of reserves due to changes in estimates.