Form 10-Q
period 2001-03-31
MMI PRODUCTS INC
filed 2001-05-10
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 7, 2001, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

BALANCE SHEETS

(In Thousands, except share information)

	March 31,	December 30,
	2001	2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$ 2,642	$ 3,015
Accounts receivable, net of allowance for doubtful accounts of
$1,431 and $1,164, respectively	63,006	61,906
Inventories	82,569	83,428
Deferred income taxes	2,882	2,232
Prepaid expenses	2,823	2,559

Total current assets	153,922	153,140
Property, plant and equipment
Land	5,911	5,911
Buildings and improvements	28,872	28,555
Machinery and equipment	92,623	90,792
Rental equipment	4,954	4,954

	132,360	130,212
Less accumulated depreciation	48,424	45,969

Property, plant and equipment, net	83,936	84,243
Intangible assets	53,043	52,915
Deferred charges and other assets	5,277	5,390

Total assets	$ 296,178	$ 295,688

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 39,499	$ 44,830
Accrued interest	8,338	4,177
Accrued liabilities	12,376	14,447
Current maturities of long-term obligations	71,839	67,397

Total current liabilities	132,052	130,851
Long-term obligations	154,728	154,687
Deferred income taxes	14,131	14,099

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized;
252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of $241	(376)	(376)
Retained deficit	(20,059)	(19,275)

Total stockholder's deficit	(4,733)	(3,949)

Total liabilities and stockholder's deficit	$ 296,178	$ 295,688

The accompanying notes are an integral part of the financial statements.

Back to Index

MMI PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2001	2000

Net sales	$ 106,022	$ 119,791
Cost of sales	89,369	96,661

Gross profit	16,653	23,130
Selling, general and administrative expenses	11,934	11,456
Other (income) expense, net	77	(56)

Income before interest and income taxes	4,642	11,730
Interest expense	5,927	5,349

Income (loss) before income taxes	(1,285)	6,381
Provision (benefit) for income taxes	(501)	2,690

Net income (loss)	$ (784)	$ 3,691

The accompanying notes are an integral part of the financial statements.

Back to Index

MMI PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
	Three Months Ended
	March 31,	April 1,
	2001	2000

Net income (loss)	$ (784)	$ 3,691
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,500	2,935
Deferred income taxes	(618)	(371)
Other	200	129
Changes in operating assets and liabilities:
Increase in operating assets, net of liabilities	(3,726)	(6,690)
Other	57	(390)

Net cash used in operating activities	(1,371)	(696)

Investing activities:
Capital expenditures	(1,227)	(1,756)
Acquisitions	(1,926)	(40,143)
Other	56	120

Net cash used in investing activities	(3,097)	(41,779)

Financing activities:
Proceeds from (payment of) revolving credit facility, net	4,948	45,792
Debt costs	(71)	(265)
Payment of capital leases	(449)	(444)
Payment of other long-term debt	(333)	(2,636)

Net cash provided by financing activities	4,095	42,447

Net change in cash and cash equivalents	(373)	(28)
Cash and cash equivalents, beginning of period	3,015	2,430

Cash and cash equivalents, end of period	$ 2,642	$ 2,402

The accompanying notes are an integral part of the financial statements.

Back to Index

MMI PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

MMI Products, Inc. ("MMI") is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). MMI is a manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with MMI's annual financial statements for the fiscal year ended December 30, 2000 included in the Form 10-K filed with the Securities and Exchange Commission on March 5, 2001.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of MMI as of March 31, 2001 and the results of its operations and its cash flows for the respective periods ended March 31, 2001 and April 1, 2000. Interim results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 29, 2001.

2. Acquisitions

On February 1, 2001, MMI purchased certain assets of Page Two, Inc. and Kewe 3, Inc. for cash of approximately $2 million, which was funded by the revolving credit facility. The assets primarily consist of a production line located in Bartonville, Illinois which applies an aluminum coating on strand wire. The acquisition was accounted for as a purchase. The excess purchase price over the preliminary estimate of the fair value of the assets acquired of $0.8 million will be amortized over 20 years.

3. Revolving Credit Facility

The classification of the revolving credit facility changed from long-term debt to current maturities in December 2000 as the maturity date is December 12, 2001. The lenders under the revolving credit facility have expressed their continuing interest in MMI as a credit. While there is no assurance that it will be able to do so, management believes that it will readily be able to extend or replace the revolving credit facility at or prior to its maturity.

4. Inventories

Inventories consisted of the following:

(In Thousands)	March 31, 2001 (Unaudited)	December 30, 2000

Raw materials	$ 20,880	$ 20,554
Work-in-process	488	343
Finished goods	61,201	62,531

	$ 82,569	$ 83,428

5. Segment Reporting

MMI has four operating units that are aggregated into two reportable segments; Fence and Concrete Construction Products. The Fence Segment has two operating units that offer similar products and services. The Concrete Construction Products Segment has two operating units that offer complimentary products and services within the concrete construction industry.

Summarized financial information concerning the reportable segments is shown in the following table. The Corporate column for earnings before interest and income taxes represents amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

(In Thousands)	Three months ended March 31, 2001
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 52,187	$ 53,835	$ -	$ 106,022
Earnings before interest and income taxes	(882)	6,203	(679)	4,642
Interest expense	-	-	5,927	5,927
Income tax benefit	-	-	(501)	(501)
Net income (loss)	(882)	6,203	(6,105)	(784)
Depreciation and amortization	1,104	1,717	679	3,500
EBITDA (1)	222	7,920	-	8,142
Segment Assets (2)	100,411	129,411	66,356	296,178

	Three months ended April 1, 2000
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 62,661	$ 57,130	$ -	$ 119,791
Earnings before interest and income taxes	2,859	9,366	(495)	11,730
Interest expense	-	-	5,349	5,349
Income taxes	-	-	2,690	2,690
Net income	2,859	9,366	(8,534)	3,691
Depreciation and amortization	1,047	1,393	495	2,935
EBITDA (1)	3,906	10,759	-	14,665
Segment Assets (2)	117,523	127,415	60,421	305,359

1.	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation, and amortization. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a Company's profitability or liquidity.

2.	Segment assets include accounts receivable, inventory and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

6. Commitments and Contingencies

MMI is involved in a number of legal actions arising in the ordinary course of business. MMI believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Back to Index

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operations

Statement of Operations - Selected Data

(In Thousands)	Three Months Ended
	March 31,		April 1,
	2001	Change	2000

Fence Products	$ 52,187	$ (10,474)	$ 62,661
Percentage of net sales	49.2%	-3.1%	52.3%
Concrete Construction Products	$ 53,835	$ (3,295)	$ 57,130
Percentage of net sales	50.8%	3.1%	47.7%
Net Sales	$ 106,022	$ (13,769)	$ 119,791

Gross profit	$ 16,653	$ (6,477)	$ 23,130
Percentage of net sales	15.7%	-3.6%	19.3%
Selling, general, administrative and other expenses	$ 12,011	$ 611	$ 11,400
Percentage of net sales	11.3%	1.8%	9.5%
Income before interest and income taxes	$ 4,642	$ (7,088)	$ 11,730
Percentage of net sales	4.4%	-5.4%	9.8%

Interest expense	$ 5,927	$ 578	$ 5,349
Percentage of net sales	5.6%	1.1%	4.5%
Effective income tax rate	39.0%	-3.2%	42.2%
Net income (loss)	$ (784)	$ (4,475)	$ 3,691
Percentage of net sales	-0.7%	-3.8%	3.1%

Net sales for the three months ended March 31, 2001 decreased $13.8 million or 11.5% to $106.0 million from $119.8 million for the same period of the prior fiscal year. The fence products segment contributed $10.5 million of the total net sales decrease. The concrete construction products segment net sales decrease of $3.3 million included the $1.6 million increase from the January 2001 sales of the former Hallett Wire Products Company locations which were acquired in February 2000. The decrease in sales of both segments is due primarily to the return of normal winter weather patterns after three years of mild conditions and a general economic slowdown in construction activity. Additionally, there has been some price reductions in response to competitors' actions. Sales of certain product categories within the concrete accessories product line remained strong during the first quarter of 2001 resulting in a 2.2% increase for that product line over the same period of the prior fiscal year.

Gross profit as a percentage of sales decreased from 19.3% in the first quarter of 2000 to 15.7% in the first quarter of 2001. The percentage of sales decrease is primarily due to declining sales activity in fence and wire mesh products resulting in lower production levels and higher per unit manufacturing costs. In addition, both segments experienced higher steel rod prices, utility costs, and worker related insurance costs. Partially offsetting these increased costs was the impact of a workforce reduction during the fourth quarter of 2000 in the fence products segment and a more favorable product mix for concrete accessories products.

Selling, general, administrative and other expenses as a percentage of net sales increased 1.8% for the three months ended March 31, 2001 from the corresponding period of the prior fiscal year. The increase is primarily due to higher goodwill amortization cost from recent business acquisitions, compensation and expenses for two senior management positions versus one in the prior year, and higher health care costs.

Interest expense increased $0.6 million to $5.9 million for the three months ended March 31, 2001 from $5.3 million for the corresponding period of the prior fiscal year. The increase was principally due to using higher levels of borrowed capital as a result of dividend payments to MMHC.

Net loss for the three months ended March 31, 2001 was $0.8 million compared to net income of $3.7 million for the corresponding period of the prior fiscal year. The decrease was primarily a result of the factors discussed above.

Liquidity and Sources of Capital

Cash Flows. For the three months ended March 31, 2001, operating activities used net cash of approximately $1.4 million. Seasonal increases in net operating assets of $3.7 million were partially offset by operating cash flow of $2.3 million provided by operations adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the increase in other long-term assets. Investing activities utilized approximately $3.1 million of cash, principally consisting of the acquisition of Page Two and capital expenditures for expansion, improvement and replacement of property, plant, and equipment. Financing activities provided approximately $4.1 million of cash, primarily for the purchase of Page Two and to fund operating needs.

EBITDA is a widely accepted financial indicator of a Company's ability to service and incur debt. MMI's EBITDA for the first three months of fiscal year 2001 and 2000 was $8.1 million and $14.7 million, respectively. The decrease in EBITDA is primarily due to lower income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a Company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

MMI expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans and existing debt service. The classification of this revolving credit facility changed from long-term debt to current maturities in December 2000 as the maturity date is December 12, 2001. The lenders under the revolving credit facility have expressed their continuing interest in MMI as a credit. While there are no assurance that it will be able to do so, management believes that it will readily be able to extend or replace the revolving credit facility at or prior to its maturity.

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

Back to Index

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	None.

B.	Reports on Form 8-K	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: May 8, 2001	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer

Back to Index