Form 10-Q/A
period 2001-03-31
MMI PRODUCTS INC
filed 2001-06-27
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on June 26, 2001, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

LIST OF ITEMS AMENDED

PART II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

TEXT OF AMENDMENTS

Explanatory Note:

The above listed Item is hereby amended and restated in its entirety to include the exhibits described herein and attached hereto. Each of the other Items contained in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 of MMI Products, Inc. as filed with the Securities and Exchange Commission on May 10, 2001, shall remain as set forth in such filing.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A. 10.1 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Carl L. Blonkvist(*)

10.2 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Julius S. Burns(*)

10.3 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and James M. McCall(*)

10.4 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Thomas F. McWilliams(*)

10.5 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Robert N. Tenczar(*)

10.6 Amended and Restated Indemnification Agreement dated as of March 31, 2001,among MMI Products, Inc., Merchants Metals Holding Company, and Davy J. Wilkes(*)

10.7 Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Stuyvesant Comfort(*)

10.8 Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Gary A. Konke(*)

10.9 Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Ronald R. Ross(*)

__________________

(*) Filed herewith

B. Reports on Form 8-K None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: June 27, 2001	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer

EXHIBIT INDEX

10.1 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Carl L. Blonkvist(*)

10.2 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Julius S. Burns(*)

10.3 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and James M. McCall(*)

10.4 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Thomas F. McWilliams(*)

10.5 Amended and Restated Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Robert N. Tenczar(*)

10.6 Amended and Restated Indemnification Agreement dated as of March 31, 2001,among MMI Products, Inc., Merchants Metals Holding Company, and Davy J. Wilkes(*)

10.7 Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Stuyvesant Comfort(*)

10.8 Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Gary A. Konke(*)

10.9 Indemnification Agreement dated as of March 31, 2001, among MMI Products, Inc., Merchants Metals Holding Company, and Ronald R. Ross(*)

__________________

(*) Filed herewith