Form 10-Q
period 2001-06-30
MMI PRODUCTS INC
filed 2001-08-14
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission file number 333-29141

MMI PRODUCTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1622891
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

515 West Greens Road, Suite 710
Houston, Texas	77067-4525
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (281) 876-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on August 13, 2001, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

Item1. Financial Statements.

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share information)

	June 30,	December 30,
	2001	2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,411	$ 3,015
Accounts receivable, net of allowance for doubtful accounts of
$1,708 and $1,164, respectively	74,717	61,906
Inventories	77,748	83,428
Deferred income taxes	2,682	2,232
Prepaid expenses	1,504	2,559

Total current assets	160,062	153,140
Property, plant and equipment
Land	5,911	5,911
Buildings and improvements	29,093	28,555
Machinery and equipment	93,722	90,792
Rental equipment	5,191	4,954

	133,917	130,212
Less accumulated depreciation	51,043	45,969

Property, plant and equipment, net	82,874	84,243
Intangible assets	52,413	52,915
Deferred charges and other assets	5,082	5,390

Total assets	$ 300,431	$ 295,688

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 46,478	$ 44,830
Accrued interest	4,040	4,087
Accrued liabilities	14,638	14,537
Income taxes payable	834	-
Current maturities of long-term obligations	64,881	67,397

Total current liabilities	130,871	130,851
Long-term obligations	154,736	154,687
Deferred income taxes	14,163	14,099

Stockholder's equity (deficit):
Common stock, $1 par value; 500,000 shares authorized;
252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of $241	(376)	(376)
Retained deficit	(14,665)	(19,275)

Total stockholder's equity (deficit)	661	(3,949)

Total liabilities and stockholder's equity (deficit)	$ 300,431	$ 295,688

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales	$ 137,758	$ 149,888	$ 243,780	$ 269,679
Cost of sales	111,621	119,381	200,990	216,042

Gross profit	26,137	30,507	42,790	53,637
Selling, general and administrative expenses	11,191	11,406	23,125	22,862
Other expense, net	258	233	335	177

Income before interest and income taxes	14,688	18,868	19,330	30,598
Interest expense	5,846	5,889	11,773	11,238

Income before income taxes	8,842	12,979	7,557	19,360
Provision for income taxes	3,448	5,470	2,947	8,160

Net income	$ 5,394	$ 7,509	$ 4,610	$ 11,200

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2001	2000

Net income	$ 4,610	$ 11,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,969	6,373
Deferred income taxes	(386)	137
Other	526	(288)
Changes in operating assets and liabilities:
Increase in operating assets, net of liabilities	(3,787)	(14,068)
Other	215	(187)

Net cash provided by operating activities	8,147	3,167

Investing activities:
Capital expenditures	(2,482)	(3,059)
Acquisitions	(2,050)	(42,480)
Other	50	66

Net cash used in investing activities	(4,482)	(45,473)

Financing activities:
Proceeds from (payment of) revolving credit facility, net	(1,923)	46,369
Debt costs	(71)	(265)
Payment of capital leases	(942)	(967)
Payment of other long-term debt	(333)	(332)

Net cash provided by (used in) financing activities	(3,269)	44,805

Net change in cash and cash equivalents	396	2,499
Cash and cash equivalents, beginning of period	3,015	2,430

Cash and cash equivalents, end of period	$ 3,411	$ 4,929

The accompanying notes are an integral part of the consolidated financial statements.

Back to Index

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

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of MMI as of June 30, 2001 and the results of its operations and its cash flows for the respective periods ended June 30, 2001 and July 1, 2000. Interim results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 29, 2001.

2. New Accounting Standards

In June 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangibles assets will continue to be amortized over their useful lives.

MMI will apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002 beginning December 30, 2001. The impact of applying the provisions of the Statement has not yet been determined. The maximum possible increase to income before income taxes on an annual basis as a result of the nonamortization provision is approximately $2.3 million.

3. Acquisitions

On February 1, 2001, MMI purchased certain assets of Page Two, Inc. and Kewe 3, Inc. for cash of approximately $2 million, which was funded by the revolving credit facility. The assets primarily consist of a production line located in Bartonville, Illinois which applies an aluminum coating on strand wire. The acquisition was accounted for as a purchase. The excess purchase price over the preliminary estimate of the fair value of the assets acquired of $0.9 million is currently being amortized over 20 years.

4. Revolving Credit Facility

The classification of the revolving credit facility changed from long-term debt to current maturities in December 2000 as the maturity date is December 12, 2001. MMI is currently in negotiations with lenders to refinance or restructure the revolving credit facility into a long term debt instrument. While there is no assurance that it will be able to do so, management believes that it will be able to extend or replace the revolving facility at or prior to its maturity.

5. Inventories

Inventories consisted of the following:

(In Thousands)	June 30, 2001 (Unaudited)	December 30, 2000

Raw materials	$ 18,477	$ 20,554
Work-in-process	525	343
Finished goods	58,746	62,531

	$ 77,748	$ 83,428

6. Segment Reporting

MMI has four operating units that are aggregated into two reportable segments: Fence Products and Concrete Construction Products. The fence products segment has two operating units that offer similar products and services. The concrete construction products segment has two operating units that offer complimentary products and services within the concrete construction industry: wire mesh products and concrete accessories.

Summarized financial information concerning the reportable segments is shown in the following table. The corporate column for earnings before interest and income taxes represents amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

(In Thousands)	Three months ended June 30, 2001
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 73,515	$ 64,243	$ -	$ 137,758
Earnings before interest and income taxes	6,802	8,566	(680)	14,688
Interest expense	-	-	5,846	5,846
Income taxes	-	-	3,448	3,448
Net income	6,802	8,566	(9,974)	5,394
Depreciation and amortization	1,141	1,648	680	3,469
EBITDA (1)	7,943	10,214	-	18,157

	Three months ended July 1, 2000
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 79,911	$ 69,977	$ -	$ 149,888
Earnings before interest and income taxes	6,453	13,048	(633)	18,868
Interest expense	-	-	5,889	5,889
Income taxes	-	-	5,470	5,470
Net income	6,453	13,048	(11,992)	7,509
Depreciation and amortization	1,058	1,747	633	3,438
EBITDA (1)	7,511	14,795	-	22,306

	Six months ended June 30, 2001
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 125,702	$ 118,078	$ -	$ 243,780
Earnings before interest and income taxes	5,920	14,769	(1,359)	19,330
Interest expense	-	-	11,773	11,773
Income taxes	-	-	2,947	2,947
Net income	5,920	14,769	(16,079)	4,610
Depreciation and amortization	2,245	3,365	1,359	6,969
EBITDA (1)	8,165	18,134	-	26,299
Segment Assets (2)	107,335	128,446	64,650	300,431

	Six months ended July 1, 2000
		Concrete
	Fence	Construction
	Products	Products	Corporate	Total

External sales	$ 142,572	$ 127,107	$ -	$ 269,679
Earnings before interest and income taxes	9,312	22,414	(1,128)	30,598
Interest expense	-	-	11,238	11,238
Income taxes	-	-	8,160	8,160
Net income	9,312	22,414	(20,526)	11,200
Depreciation and amortization	2,105	3,140	1,128	6,373
EBITDA (1)	11,417	25,554	-	36,971
Segment Assets (2)	123,056	128,583	63,335	314,974

1.	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation, and amortization. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a Company's profitability or liquidity.

2.	Segment assets include accounts receivable, inventory and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

7. Commitments and Contingencies

MMI is involved in a number of legal actions arising in the ordinary course of business. MMI believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

8. Subsequent Event

On July 6, 2001, MMI issued $50 million of 13% senior subordinated notes due 2007 in a private offering. The net proceeds of approximately $48.5 million, after fees and expenses, were used to reduce its borrowings under the revolving credit facility. These notes are subject to an exchange and registration rights agreement that enables holders to exchange the notes for publicly registered 13% notes with substantially the same terms. Following the 13% note exchange offer, to the extent not prohibited by any applicable law or applicable interpretation of the staff of the United States Securities and Exchange Commission, MMI will use its reasonable efforts to extend to holders of 13% notes the opportunity to exchange on or before March 3, 2002 all or a portion of such notes, on a par-for-par basis, for newly issued 11.25% senior subordinated notes due 2007 plus a cash payment. The aggregate cash payment, if such exchange is consummated, is not expected to exceed $3.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statement of Operations - Selected Data
(In Thousands)
	Three Months Ended			Six Months Ended
	June 30,		July 1,	June 30,		July 1,
	2001	Change	2000	2001	Change	2000

Fence Products	$ 73,515	$ (6,396)	$ 79,911	$ 125,702	$ (16,870)	$ 142,572
Percentage of net sales	53.4%	0.1%	53.3%	51.6%	-1.3%	52.9%
Concrete Construction Products	$ 64,243	$ (5,734)	$ 69,977	$ 118,078	$ (9,029)	$ 127,107
Percentage of net sales	46.6%	-0.1%	46.7%	48.4%	1.3%	47.1%
Net Sales	$ 137,758	$ (12,130)	$ 149,888	$ 243,780	$ (25,899)	$ 269,679

Gross profit	$ 26,137	$ (4,370)	$ 30,507	$ 42,790	$ (10,847)	$ 53,637
Percentage of net sales	19.0%	-1.4%	20.4%	17.6%	-2.3%	19.9%
Selling, general, administrative
and other expenses	$ 11,449	$ (190)	$ 11,639	$ 23,460	$ 421	$ 23,039
Percentage of net sales	8.3%	0.5%	7.8%	9.6%	1.1%	8.5%
Income before interest and income taxes	$ 14,688	$ (4,180)	$ 18,868	$ 19,330	$ (11,268)	$ 30,598
Percentage of net sales	10.7%	-1.9%	12.6%	7.9%	-3.4%	11.3%

Interest expense	$ 5,846	$ (43)	$ 5,889	$ 11,773	$ 535	$ 11,238
Percentage of net sales	4.2%	0.3%	3.9%	4.8%	0.6%	4.2%
Effective income tax rate	39.0%		42.1%	39.0%		42.1%
Net income	$ 5,394	$ (2,115)	$ 7,509	$ 4,610	$ (6,590)	$ 11,200
Percentage of net sales	3.9%	-1.1%	5.0%	1.9%	-2.3%	4.2%

Net sales for the three months and six months ended June 30, 2001 decreased $12.1 million (8.1%) and $25.9 million (9.6%), respectively, from the corresponding periods of the prior fiscal year. The fence products segment contributed $6.4 million and $16.9 million of the total net sales decrease for the three and six months ended June 30, 2001, respectively. The concrete construction products segment net sales decreased $5.7 million and $9.0 million for the three months and six months ended June 30, 2001, respectively. The concrete construction products segment net sales decline of $9.0 million for the six month period is net of a $1.6 million increase from the January 2001 sales of the former Hallett Wire Products Company locations which were acquired in February 2000. The decrease in sales of both segments is partially due to the return of normal winter weather patterns after three years of mild conditions that impacted the first quarter and part of the second quarter, and a slowdown in construction activity. Pricing pressure from competitors in the concrete construction products segment continued in the second quarter to impact sales prices and decrease sales volume.

Gross profit as a percentage of sales decreased for the three and six months ended June 30, 2001 from 20.4% to 19.0% and from 19.9% to 17.6%, respectively from the corresponding period of the prior fiscal year. The percentage of sales decrease is primarily due to declining sales activity resulting in lower production levels and higher per unit manufacturing costs that affected both the first and second quarter of 2001. Declining sales prices and higher raw material costs in the concrete construction products segment also contributed to lower gross margins. In addition, both segments experienced higher utility costs, and worker related insurance and benefits costs. Partially offsetting these increased costs was the impact of a workforce reduction in the fence products segment, and a more favorable product mix for concrete accessories products.

Selling, general, administrative and other expenses ("SG&A") as a percentage of net sales increased 0.5% and 1.1% for the three and six months ended June 30, 2001 respectively, from the corresponding period of the prior fiscal year. For the three months and six months ended, SG&A has decreased $.2 million and increased $.4 million for the corresponding periods of the prior fiscal year. The decrease for the three month period is primarily due to lower incentive compensation expense, the impact of the workforce reduction in the fence business late in 2000, and the non-recurrence of a write-off of expenses in 2000 related to a potential business acquisition that did not occur. These decreases were offset primarily by severance compensation for MMI's previous Chief Executive Officer, flood damage expense in Houston, and increased health care costs. The increase for the six month period includes the above factors but also includes higher goodwill amortization cost from recent business acquisitions and compensation and expenses for two senior management positions during the current year's first quarter versus one during the prior year's first quarter.

Interest expense had little change for the three months ended June 30, 2001 and increased $0.5 million for the six months ended June 30, 2001. The increase was principally due to higher levels of borrowed capital as a result of dividend payments in August and November 2000 to MMHC, partially offset by lower interest rates. The same factors affected the three months ended June 30, 2001, however lower interest rates substantially offset the impact of higher borrowings as compared to the comparable period in 2000.

Net income for the three and six months ended June 30, 2001 decreased $2.1 million and $6.6 million, respectively compared to the corresponding period of the prior fiscal year. The decrease was primarily a result of the factors discussed above.

Liquidity and Sources of Capital

Cash Flows. For the six months ended June 30, 2001, operating activities contributed net cash of approximately $8.1 million. Cash flow related to income statement activities (i.e., net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the decrease in other long-term assets) was $11.7 million. Seasonal increases in net operating assets (primarily elements of working capital) amounted to $3.6 million as compared to $14.3 million during the comparable prior year period due to lower sales activity and efforts to reduce inventories. Investing activities utilized approximately $4.5 million of cash, principally consisting of the acquisition of Page Two and capital expenditures for expansion, improvement and replacement of property, plant, and equipment. Financing activities utilized approximately $3.3 million of cash, for the payment of outstanding borrowings.

EBITDA is a widely accepted financial indicator of a Company's ability to service and incur debt. MMI's EBITDA for the first six months of fiscal year 2001 and 2000 was $26.3 million and $37.0 million, respectively. The decrease in EBITDA is primarily due to lower income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a Company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

On July 6, 2001, MMI issued $50 million of 13% senior subordinated notes due 2007 in a private offering. The 13% notes are subject to an exchange and registration rights agreement that enables holders to exchange the notes for publicly registered 13% notes with substantially the same terms. Following the 13% note exchange offer, to the extent not prohibited by any applicable law or applicable interpretation of the staff of the SEC, MMI will use its reasonable efforts to extend to holders of 13% notes the opportunity to exchange on or before March 3, 2002 all or a portion of such notes, on a par-for-par basis, for newly issued 11.25% senior subordinated notes due 2007 plus a cash payment. The aggregate cash payment, if such exchange is consummated, is not expected to exceed $3.5 million.

The net proceeds from MMI's July 6, 2001 issuance of 13% senior subordinated notes due 2007 reduced its borrowings under the revolving credit facility. MMI expects that cash flows from operations and the increased borrowing availability under its current revolving credit facility and the expected refinancing or restructuring of that facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans and existing debt service including the cash payment relating to its potential obligation to exchange 13% notes for newly issued 11.25% notes. The classification of the current revolving credit facility changed from long-term debt to current maturities in December 2000 as the maturity date is December 12, 2001. MMI is currently in negotiations with lenders to refinance or restructure the revolving credit facility into a long term debt instrument. While there is no assurance that it will be able to do so, management believes that it will readily be able to extend or replace the revolving credit facility at or prior to its maturity.

MMI has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. The borrowing availability under its revolving line of credit facility and its additional borrowing capability (which MMI believes is justified by its financial position and operating cash flows) are expected to be the financing sources for such acquisitions. It is possible that, depending on MMI's future operating cash flows and the size of potential acquisitions, MMI will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indentures. MMI will also pay dividends to MMHC from time to time to pay operating expense, interest and principal on indebtedness, and dividends on preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both its senior subordinated debt indentures and revolving credit facility loan agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility and its senior subordinated notes. Borrowings under the credit facility bear interest, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.25 percent, at the option of MMI. The 11.25% fixed rate senior subordinated notes are subject to change in fair value. MMI also has exposure to price fluctuations associated with steel rod, its primary raw material. At June 30, 2001, MMI's exposure to these risk factors was not significant and had not materially changed from December 30, 2000.

Back to Index

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	Exhibit Number	Description

	4.1	Indenture dated July 6, 2001, between MMI Products, Inc. and U.S. Trust Company of Texas, N.A.*

	10.1	Ninth amendment to Amended and Restated Loan and Security Agreement, dated as of March 1, 2001, among Fleet Capital Corporation, Transamerica Business Credit Corporation and MMI Products, Inc.*

	10.2	Tenth amendment to Amended and Restated Loan and Security Agreement, dated as of June 28, 2001, among Fleet Capital Corporation, Transamerica Business Credit Corporation and MMI Products, Inc.*

	10.3	Exchange and Registration Rights Agreement dated July 6, 2001, between MMI Products, Inc. and Bear Stearns & Co., Inc.*

	10.4	Purchase Agreement dated June 28, 2001, between MMI Products, Inc. and Bear Stearns & Co., Inc.*

(b)	Reports on Form 8-K.

A Form 8-K was filed with the Commission on April 17, 2001 announcing the resignation of Ron Ross as President and CEO and MMI's Chairman and former President and CEO, Julius S. Burns, was named acting President and CEO.

A Form 8-K was filed with the Commission on June 18, 2001 announcing the conclusion of MMI's strategic alternatives review and its forecast for second quarter of fiscal year 2001.

* Filed herewith.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: August 14, 2001	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer

Back to Index

EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture dated July 6, 2001, between MMI Products, Inc. and U.S. Trust Company of Texas, N.A.*

10.1	Ninth amendment to Amended and Restated Loan and Security Agreement, dated as of March 1, 2001, among Fleet Capital Corporation, Transamerica Business Credit Corporation and MMI Products, Inc.*

10.2	Tenth amendment to Amended and Restated Loan and Security Agreement, dated as of June 28, 2001, among Fleet Capital Corporation, Transamerica Business Credit Corporation and MMI Products, Inc.*

10.3	Exchange and Registration Rights Agreement dated July 6, 2001, between MMI Products, Inc. and Bear Stearns & Co., Inc.*

10.4	Purchase Agreement dated June 28, 2001, between MMI Products, Inc. and Bear Stearns & Co., Inc.*

* Filed herewith.

Back to Index