Form 10-Q
period 2001-09-29
MMI PRODUCTS INC
filed 2001-11-13
CIK 1040736

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Quarter Ended September 29, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 12, 2001, all of which are held by Merchants Metals Holding Company.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               MMI PRODUCTS, INC.
                                      INDEX


                                                                                             Page Number
PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements.                                                       3

Item 2.               Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.                                                     12

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.
                                                                                                 16

PART II.              OTHER INFORMATION.

Item 6.               Exhibits and Reports on Form 8-K.                                          17

ITEM 1. FINANCIAL STATEMENTS.


                               MMI PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                            September 29,    December 30,
                                                                                2001            2000
                                                                             (Unaudited)       (Note 1)
                                                                            -------------    ------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                  $      3,719    $      3,015
  Accounts receivable, net of allowance for doubtful accounts of
    $2,227 and $1,164, respectively                                                76,603          61,906
  Inventories                                                                      78,125          83,428
  Deferred income taxes                                                             2,852           2,232
  Prepaid expenses                                                                  1,174           2,559
                                                                             ------------    ------------
          Total current assets                                                    162,473         153,140
Property, plant and equipment
  Land                                                                              5,911           5,911
  Buildings and improvements                                                       29,196          28,555
  Machinery and equipment                                                          94,454          90,792
  Rental equipment                                                                  5,191           4,954
                                                                             ------------    ------------
                                                                                  134,752         130,212
  Less accumulated depreciation                                                    53,469          45,969
                                                                             ------------    ------------
          Property, plant and equipment, net                                       81,283          84,243
Intangible assets                                                                  51,741          52,915
Deferred charges and other assets                                                   6,355           5,390
                                                                             ------------    ------------
          Total assets                                                       $    301,852    $    295,688
                                                                             ============    ============

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                           $     44,950    $     44,830
  Accrued interest                                                                  9,499           4,087
  Accrued liabilities                                                              13,789          14,537
  Income taxes payable                                                              4,665              --
  Current maturities of long-term obligations                                       1,560          67,397
                                                                             ------------    ------------
            Total current liabilities                                              74,463         130,851
Long-term obligations                                                             207,567         154,687
Deferred income taxes                                                              14,090          14,099

Stockholder's equity (deficit):
  Common stock, $1 par value; 500,000 shares authorized;
    252,000 shares issued and outstanding                                             252             252
  Additional paid-in capital                                                       15,450          15,450
  Accumulated other comprehensive income, net of tax of $241                         (376)           (376)
  Retained deficit                                                                 (9,594)        (19,275)
                                                                             ------------    ------------
          Total stockholder's equity (deficit)                                      5,732          (3,949)
                                                                             ------------    ------------
          Total liabilities and stockholder's equity (deficit)               $    301,852    $    295,688
                                                                             ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            Three Months Ended                 Nine Months Ended
                                                     --------------------------------   -------------------------------
                                                      September 29,     September 30,   September 29,    September 30,
                                                          2001              2000            2001             2000
                                                     --------------    --------------   --------------   --------------
Net sales                                            $      137,304    $      144,739   $      381,084   $      414,418

Cost of sales                                               111,205           117,229          312,195          333,271
                                                     --------------    --------------   --------------   --------------
    Gross profit                                             26,099            27,510           68,889           81,147
Selling, general and administrative expenses                 10,654            11,482           33,779           34,344
Other expense (income), net                                     (24)               99              311              276
                                                     --------------    --------------   --------------   --------------
Income before interest and income taxes                      15,469            15,929           34,799           46,527
Interest expense                                              6,521             5,918           18,294           17,156
                                                     --------------    --------------   --------------   --------------
Income before income taxes                                    8,948            10,011           16,505           29,371
Provision for income taxes                                    3,877             4,220            6,824           12,380
                                                     --------------    --------------   --------------   --------------
           Net income                                $        5,071    $        5,791   $        9,681   $       16,991
                                                     ==============    ==============   ==============   ==============


         The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       Nine Months Ended
                                                                              ----------------------------------
                                                                               September 29,      September 30,
                                                                                   2001               2000
                                                                              ---------------    ---------------
Net income                                                                    $         9,681    $        16,991
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                        10,477              9,641
  Deferred income taxes                                                                  (629)               286
  Other                                                                                 1,087               (763)
Changes in operating assets and liabilities:
  Increase in operating assets, net of liabilities                                        684            (11,573)
  Other                                                                                   336               (181)
                                                                              ---------------    ---------------
Net cash provided by operating activities                                              21,636             14,401
                                                                              ---------------    ---------------
Investing activities:
  Capital expenditures                                                                 (3,619)            (3,997)
  Acquisitions                                                                         (2,058)           (43,188)
  Other                                                                                    84                183
                                                                              ---------------    ---------------
Net cash used in investing activities                                                  (5,593)           (47,002)
                                                                              ---------------    ---------------
Financing activities:
  Proceeds from (payment of) revolving credit facility, net                           (61,990)            60,389
  Issuance of senior subordinated notes                                                50,000                 --
  Debt costs                                                                           (1,599)              (265)
  Payment of capital leases                                                            (1,417)            (1,569)
  Payment of other long-term debt                                                        (333)              (332)
  Dividend to MMHC                                                                         --            (26,200)
                                                                              ---------------    ---------------
Net cash provided by (used in) financing activities                                   (15,339)            32,023
                                                                              ---------------    ---------------
Net change in cash and cash equivalents                                                   704               (578)
Cash and cash equivalents, beginning of period                                          3,015              2,430
                                                                              ---------------    ---------------
Cash and cash equivalents, end of period                                      $         3,719    $         1,852
                                                                              ===============    ===============


         The accompanying notes are an integral part of the consolidated financial statements.

                               MMI PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     MMI Products, Inc. ("MMI") is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). MMI is a manufacturer and distributor of products used in the residential, commercial, and infrastructure construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors, and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with MMI's annual financial statements for the fiscal year ended December 30, 2000 included in the Form 10-K filed with the Securities and Exchange Commission on March 5, 2001.

     In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of MMI as of September 29, 2001 and the results of its operations and its cash flows for the respective periods ended September 29, 2001 and September 30, 2000. Interim results for the nine months ended September 29, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 29, 2001.

2. NEW ACCOUNTING STANDARDS

     Effective December 31, 2000, MMI adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. MMI is not a party to any significant derivative or hedging instrument covered by SFAS No. 133, and therefore the financial statements were not impacted by adoption of SFAS No. 133.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangibles assets will continue to be amortized over their useful lives. MMI will apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The impact of applying the impairment provisions of the Statement has not yet been determined. The maximum possible increase to income before income taxes on an annual basis as a result of the nonamortization provision is approximately $2.3 million.

                               MMI PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2. NEW ACCOUNTING STANDARDS (CONTINUED)

     In August 2001, the Financial Accounting Standards Board ("FASB") Issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. MMI does not anticipate that the statement will have a material impact on its financial position or results of operations.

3. ACQUISITIONS

     On February 1, 2001, MMI purchased certain assets of Page Two, Inc. and Kewe 3, Inc. for cash of approximately $2 million, which was funded by the revolving credit facility. The assets primarily consist of a production line, located in Bartonville, Illinois, which applies an aluminum coating on strand wire. The acquisition was accounted for as a purchase. The excess purchase price over the preliminary estimate of the fair value of the assets acquired of $0.9 million is currently being amortized over 20 years.

4. REVOLVING CREDIT FACILITY

     MMI's revolving credit facility has been amended and restated effective October 30, 2001 and will mature on December 12, 2006. It provides for maximum borrowings of $75 million, which was decreased from $100 million effective with the new agreement. Management believes that the new $75 million facility, together with cash from operations, will be sufficient to meet liquidity needs. Borrowings under MMI's credit facility bear interest, at MMI's option at either (a) the base rate (as announced from time to time by Fleet National Bank) plus 0.25% or (b) the Eurodollar Base Rate for the applicable Eurodollar Interest Period plus an adjustable margin, which ranges from 1.25% to 2.75% (currently at 1.25%) based on the ratio of total funded indebtedness to previous 12 months adjusted earnings from operations. Borrowings bearing interest at Eurodollar rates plus 1.25% are denominated in short-term obligations of LIBOR with 30 to 180 days maturities. MMI is required to pay a commitment fee of 1/2 of 1.0%, per annum, of the unused portion of the credit facility and various other fees including a closing fee of $375,000. The revolving credit facility is secured by all the assets and stock of MMI, and guaranteed by MMHC. The terms of the revolving credit facility contain, among other provisions, covenants that require MMI to maintain a fixed charge ratio at no less than a designated amount, limit the amount of additional indebtedness, and limit the creation or existence of liens. The covenants also set certain restrictions on acquisitions, mergers and sales of assets. MMI's distribution of dividends to MMHC is only

                               MMI PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4. REVOLVING CREDIT FACILITY (CONTINUED)

     permitted under the revolving credit facility if certain tests as set forth in the loan agreement are met.

5. INVENTORIES

Inventories consisted of the following:


(In Thousands)                             September 29, 2001   December 30, 2000
                                               (Unaudited)
                                           ------------------   ------------------
Raw materials                              $           20,480   $           20,554
Work-in-process                                           461                  343
Finished goods                                         57,184               62,531
                                           ------------------   ------------------
                                           $           78,125   $           83,428
                                           ==================   ==================


6. SEGMENT REPORTING

     MMI has four operating units that are aggregated into two reportable segments: Fence Products and Concrete Construction Products. The fence products segment has two operating units that offer similar products and services. The concrete construction products segment has two operating units that offer complementary products and services within the concrete construction industry: wire mesh products and concrete accessories.

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

                               MMI PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6. SEGMENT REPORTING (CONTINUED)

(In Thousands)

                                                                    Three months ended September 29, 2001
                                                     ------------------------------------------------------------------
                                                                         Concrete
                                                         Fence         Construction
                                                        Products         Products        Corporate           Total
                                                     --------------   --------------   --------------    --------------
External sales                                       $       74,716   $       62,588   $           --    $      137,304
Earnings before interest and income taxes                     6,653            9,496             (680)           15,469
Interest expense                                                 --               --            6,521             6,521
Income taxes                                                     --               --            3,877             3,877
Net income                                                    6,653            9,496          (11,078)            5,071
Depreciation and amortization                                 1,118            1,710              680             3,508
EBITDA(1)                                                     7,771           11,206               --            18,977


                                                                    Three months ended September 30, 2000
                                                     ------------------------------------------------------------------
                                                                         Concrete
                                                         Fence         Construction
                                                        Products         Products        Corporate            Total
                                                     --------------   --------------   --------------    --------------
External sales                                       $       74,607   $       70,132   $          --       $    144,739
Earnings before interest and income taxes                     4,918           11,635             (624)           15,929
Interest expense                                                 --               --            5,918             5,918
Income taxes                                                     --               --            4,220             4,220
Net income                                                    4,918           11,635          (10,762)            5,791
Depreciation and amortization                                 1,029            1,615              624             3,268
EBITDA(1)                                                    5,947           13,250               --            19,197


                                                                     Nine months ended September 29, 2001
                                                     ------------------------------------------------------------------
                                                                        Concrete
                                                        Fence         Construction
                                                       Products          Products        Corporate            Total
                                                     --------------   --------------   --------------    --------------
External sales                                       $      200,418   $      180,666   $           --    $      381,084
Earnings before interest and income taxes                    12,573           24,265           (2,039)           34,799
Interest expense                                                 --               --           18,294            18,294
Income taxes                                                     --               --            6,824             6,824
Net income                                                   12,573           24,265          (27,157)            9,681
Depreciation and amortization                                 3,363            5,075            2,039            10,477
EBITDA(1)                                                    15,936           29,340               --            45,276
Segment Assets(2)                                           109,180          127,871           64,801           301,852

                               MMI PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


6. SEGMENT REPORTING (CONTINUED)
     (In Thousands)

                                                                     Nine months ended September 30, 2000
                                                     ------------------------------------------------------------------
                                                                        Concrete
                                                         Fence        Construction
                                                        Products         Products        Corporate           Total
                                                     --------------   --------------   --------------    --------------
External sales                                       $      217,179   $      197,239   $           --    $      414,418
Earnings before interest and income taxes                    14,230           34,049           (1,752)           46,527
Interest expense                                                 --               --           17,156            17,156
Income taxes                                                     --               --           12,380            12,380
Net income                                                   14,230           34,049          (31,288)           16,991
Depreciation and amortization                                 3,134            4,755            1,752             9,641
EBITDA(1)                                                    17,364           38,804               --            56,168
Segment Assets(2)                                           118,629          125,045           67,059           310,733

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

8. BOND ISSUANCE

     On July 6, 2001, MMI issued $50 million of 13% senior subordinated notes due 2007 in a private offering. The net proceeds of approximately $48.5 million, after fees and expenses, were used to reduce its borrowings under the revolving credit facility. These notes are subject to an exchange and registration rights agreement pursuant to which MMI must use its best efforts to exchange the notes for publicly registered 13% notes with substantially the same terms. Following the 13% note exchange offer, MMI will use its reasonable efforts, subject to applicable law or applicable interpretation of the staff of the SEC, to extend to holders of 13% notes the opportunity to exchange on or before March 3, 2002 all or a portion of such notes, on a par-for-par basis, for newly issued 11.25% senior subordinated notes due 2007 plus a cash payment. The aggregate cash payment, if such exchange is consummated, is not expected to exceed $3.5 million.

                               MMI PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


9.   DIVIDEND TO MMHC

     On November 13, 2001, MMI paid a $16.1 million dividend to its parent company, MMHC. This dividend was funded by borrowings under MMI's revolving credit facility. The dividend was used by MMHC to pay interest and reduce the principal balance of its subordinated credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS - SELECTED DATA
                                 (In Thousands)

                                               Three Months Ended                                Nine Months Ended
                                 ---------------------------------------------    ---------------------------------------------
                                 September 29,                    September 30,   September 29,                   September 30,
                                     2001           Change            2000            2001          Change             2000
                                 ------------    ------------     ------------    ------------    ------------     ------------
Fence Products                   $     74,716    $        109     $     74,607    $    200,418    $    (16,761)    $    217,179
  Percentage of net sales                54.4%            2.9%            51.5%           52.6%            0.2%            52.4%
Concrete Construction Products   $     62,588    $     (7,544)    $     70,132    $    180,666    $    (16,573)    $    197,239
  Percentage of net sales                45.6%          -2.9%             48.5%           47.4%          -0.2%             47.6%

Net Sales                        $    137,304    $     (7,435)    $    144,739    $    381,084    $    (33,334)    $    414,418

Gross profit                     $     26,099    $     (1,411)    $     27,510    $     68,889    $    (12,258)    $     81,147
  Percentage of net sales                19.0%             --             19.0%           18.1%          -1.5%             19.6%
Selling, general,
  administrative and other
  expenses                       $     10,630    $       (951)    $     11,581    $     34,090    $       (530)    $     34,620
  Percentage of net sales                 7.7%          -0.3%              8.0%            8.9%             .5%             8.4%
Income before interest and
     income taxes                $     15,469    $       (460)    $     15,929    $     34,799    $    (11,728)    $     46,527
  Percentage of net sales                11.3%            0.3%            11.0%            9.1%          -2.1%             11.2%

Interest expense                 $      6,521    $        603     $      5,918    $     18,294    $      1,138     $     17,156
  Percentage of net sales                 4.7%            0.6%             4.1%            4.8%            0.7%             4.1%
Effective income tax rate                43.3%                            42.2%           41.3%                            42.2%
Net income                       $      5,071    $       (720)    $      5,791    $      9,681    $     (7,310)    $     16,991
  Percentage of net sales                 3.7%          -0.3%              4.0%            2.5%          -1.6%              4.1%

     RESULTS OF OPERATIONS

     Three months ended

     Net sales decreased $7.4 million or 5.1% from prior year's third quarter as a slowdown in commercial construction activity adversely impacted the concrete construction products segment. Competitive pricing pressures also continued to adversely impact sales prices and decrease sales volumes. Fence product segment sales were about the same as prior year.

     Gross profit decreased $1.4 million or 5.1%, consistent with net sales declines. Gross profit as a percentage of sales remained flat at 19.0%. The fence products segment had an increase in gross profit margin due to lower material costs and expense saving initiatives. The concrete construction products segment gross profit margin decreased due to higher per unit manufacturing costs resulting from lower production activity (as a result of lower sales volume). Higher manufacturing costs were partially offset by lower material costs.

     Selling, general, administrative and other expenses ("SG&A") decreased $1.0 million or 8.2% over prior year third quarter. As a percentage of sales, SG&A expense decreased to 7.7% from 8.0% in prior year. This decrease was primarily due to lower incentive compensation expense and the impact of a workforce reduction in the both the fence and concrete construction products segments.

     Interest expense increased $0.6 million or 10.2 % principally due to the higher interest rate on the recently issued $50 million of 13 1/2 % senior subordinated notes. Income tax expense decreased $.3 million primarily due to lower earnings. Net income decreased $.7 million compared to prior year third quarter, primarily as a result of the factors discussed above.

     Nine months ended

     Net sales has declined $33.3 million or 8.0% as compared to the prior year. The fence product segment net sales decline of $16.8 million occurred during first and second quarter due primarily to the return of normal weather patterns after three years of mild conditions. Also contributing was reduced market activity as the general economic slowdown adversely impacted consumer and commercial spending. Net sales for the fence product segment returned in the third quarter to levels comparable to the prior year. The third quarter benefited from a variety of factors that increased both market activity and share as compared to first and second quarters. Each quarter's net sales in the concrete construction product segment has been unfavorable as compared to prior year and has accumulated to $16.6 million. While this segment was also impacted by the weather related declines, it has been more affected by the construction slowdown and competitive pricing pressures which have lowered sales prices and decreased sales volume.

     Gross profit decreased $12.3 million or 15.1%, primarily due to the 12.5 % decrease in net sales. Gross profit as a percentage of sales also declined compared to prior year. The fence products segment margin increased primarily due to cost saving initiatives and lower material costs. These cost reductions were partially offset by higher per unit manufacturing costs as a result of low sales volumes during colder winter months early in the year and higher worker related benefit costs. The concrete construction products segment gross profit margin decreased primarily due to higher per unit manufacturing costs as a result of lower sales volumes. This segment was also impacted by the return of winter weather patterns, decreased construction activity, and competitive pricing pressures. These cost increases were partially offset by improved product mix for concrete accessory products.

     Selling, general, administrative and other expenses ("SG&A") decreased $.5 million or 1.5% over prior year. As a percentage of sales SG& A expense increased to 8.9% from 8.4% in prior year. This increase was primarily due to an 8.0% decrease in net sales, higher goodwill amortization from recent acquisitions, severance compensation for MMI's previous Chief Executive Officer, flood damage expense in Houston, and increased health care costs. These increases were partially offset by lower incentive compensation expense, the impact of a workforce reduction in the both the fence and concrete construction products segments, and the non-recurrence of a write-off of expenses in 2000 related to a potential business acquisition that did not occur.

     Interest expense increased $1.1 million or 6.6% over the prior year due to higher levels of borrowed capital as a result of dividend payments in August and November 2000 to MMHC and increased interest rates on newly issued senior subordinated notes. Lower interest rates on MMI's floating rate revolving credit facility partially offset these increases. Income tax expense decreased $5.6 million primarily due to lower earnings. Net income decreased $7.3 million compared to prior year, primarily as a result of the factors discussed above.


LIQUIDITY AND SOURCES OF CAPITAL

     Cash Flows. For the nine months ended September 29, 2001, operating activities contributed net cash of approximately $21.6 million. Cash flow related to income statement activities (i.e., net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges and the decrease in other long-term assets) was $20.6 million. Decreases in net operating assets (primarily elements of working capital) provided $1.0 million in cash as compared to utilizing $11.8 million of cash during the comparable prior year period due to lower levels of accounts receivable and efforts to reduce inventories. While inventory balances declined during the nine months ended September 29, 2001 as a result of inventory reduction efforts, accounts receivable increased $14.7 million to $76.6 million due primarily to normal seasonal activity in MMI's markets in the months prior to September 29, 2001 as compared to the seasonally slow period which generated a $61.9 million account receivable balance at December 30, 2000. The Days Sales Outstanding (DSO) statistic of 52 at September 29, 2001 was at a level consistent with MMI's experience for periods of higher seasonal sales activity. Investing activities utilized approximately $5.6 million of cash, principally consisting of the acquisition of Page Two and capital expenditures for expansion, improvement and replacement of property, plant, and equipment. Financing activities utilized approximately $15.3 million of cash, for the payment of outstanding borrowings.

     EBITDA is a widely accepted financial indicator of a Company's ability to service and incur debt. MMI's EBITDA for the first nine months of fiscal year 2001 and 2000 was $45.3 million and $56.2 million, respectively. The decrease in EBITDA is primarily due to lower income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a Company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

     Senior Subordinated Notes. On July 6, 2001, MMI issued $50 million of 13% senior subordinated notes due 2007 in a private offering. The 13% notes are subject to an exchange and registration rights agreement pursuant to which MMI must use its best efforts to exchange the notes for publicly registered 13% notes with substantially the same terms. Following the 13% note exchange offer, MMI will use its reasonable efforts, subject to applicable law or applicable interpretation of the staff of the SEC, to extend to holders of 13% notes the opportunity to exchange on or before March 3, 2002 all or a portion of such notes, on a par-for-par basis, for newly issued 11.25% senior subordinated notes due 2007 plus a cash payment. The aggregate cash payment, if such exchange is consummated, is not expected to exceed $3.5 million.

     The net proceeds from MMI's July 6, 2001 issuance of 13% senior subordinated notes due 2007 reduced its borrowings under the revolving credit facility. MMI expects that cash flows from operations and the borrowing availability under its new revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans and existing debt service including the cash payment relating to its potential obligation to exchange 13% notes for newly issued 11.25% notes.

     Credit Facility. MMI's revolving credit facility has been amended and restated effective October 30, 2001 and will mature on December 12, 2006. It provides for maximum borrowings of $75 million, which was decreased from $100 million effective with the new agreement. Management believes that the new $75 million facility, together with cash from operations, will be sufficient to meet liquidity needs. Borrowings under MMI's credit facility bear interest, at MMI's option at either (a) the base rate (as announced from time to time by Fleet National Bank) plus 0.25% or (b) the Eurodollar Base Rate for the applicable Eurodollar Interest Period plus an adjustable margin, which ranges from 1.25% to 2.75% (currently at 1.25%) based on the ratio of total funded indebtedness to previous 12 months adjusted earnings from operations. Borrowings bearing interest at Eurodollar rates plus 1.25% are denominated in short-term obligations of LIBOR with 30 to 180 days maturities. MMI is required to pay a commitment fee of 1/2 of 1.0%, per annum, of the unused portion of the credit facility and various other fees including a closing fee of $375,000. The revolving credit facility is secured by all the assets and stock of MMI, and guaranteed by MMHC. The terms of the revolving credit facility contain, among other provisions, covenants that require MMI to maintain a fixed charge ratio at no less than a designated amount, limit the amount of additional indebtedness, and limit the creation or existence of liens. The covenants also set certain restrictions on acquisitions, mergers and sales of assets. MMI's distribution of dividends to MMHC is only permitted under the revolving credit facility if certain tests as set forth in the loan agreement are met. As of October 30, 2001 there was $6.3 million outstanding under MMI's credit facility.

     Subsequent Payment of Dividends. On November 13, 2001, MMI paid a $16.1 million dividend to its parent company, MMHC. This dividend was funded by borrowings under MMI's revolving credit facility. The dividend was used by MMHC to pay interest and reduce the principal balance of its subordinated credit facility.

     MMI has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production capacity. The borrowing availability under its revolving line of credit facility and its additional borrowing capability (which MMI believes is justified by its financial position and operating cash flows) are expected to be the financing sources for such acquisitions. It is possible that, depending on MMI's future operating cash flows and the size of potential acquisitions, MMI will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indentures and the new revolving credit facility. MMI will also pay dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC indebtedness, and dividends on MMHC preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both its senior subordinated debt indentures and revolving credit facility loan agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility and its senior subordinated notes. Borrowings under the new credit facility bear interest, at either the bank's base rate plus 0.25% or Eurodollar rate plus 1.25% to 2.75%, at the option of MMI. The fixed rate senior subordinated notes are subject to change in fair value. MMI also has exposure to price fluctuations associated with steel rod, its primary raw material. At September 29, 2001, MMI's exposure to these risk factors was not significant and had not materially changed from December 30, 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits.

       Exhibit Number               Description
       --------------               -----------
       10.1                         Second Amended and Restated Loan and
                                    Security Agreement dated as of October 30,
                                    2001 among MMI Products, Inc., Fleet Capital
                                    Corporation, as a lender and collateral
                                    agent, and Transamerica Business Credit
                                    Corporation.*


(b)    Reports on Form 8-K.         A Form 8-K was filed with the Commission on
                                    July 2, 2001 announcing the offering of $50
                                    million of a new series of 13% senior
                                    subordinated notes maturing on April
                                    15, 2007.

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MMI Products, Inc.

Date:   November 13, 2001             By:   /s/ ROBERT N. TENCZAR
                                          -----------------------------
                                      Robert N. Tenczar, Vice President
                                      and Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit Number               Description
       --------------               -----------
       10.1                         Second Amended and Restated Loan and
                                    Security Agreement dated as of October 30,
                                    2001 among MMI Products, Inc., Fleet Capital
                                    Corporation, as a lender and collateral
                                    agent, and Transamerica Business Credit
                                    Corporation.*


----------
* Filed herewith.