Form 10-K405/A
period 2000-12-30
MMI PRODUCTS INC
filed 2001-11-27
CIK 1040736

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

     There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 26, 2001, all of which are held by Merchants Metals Holding Company.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               MMI PRODUCTS, INC.
                              LIST OF ITEMS AMENDED


PART II.          OTHER INFORMATION

Item 6.           Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.           Financial Statements and Supplementary Data

                               TEXT OF AMENDMENTS

Explanatory Note:

     The above listed Items are hereby amended and restated in their entirety to include non-recurring charges in the calculation of EBITDA. Each of the other Items contained in the Annual Report on Form 10-K for the year ended December 30, 2000 of MMI Products, Inc. as filed with the Securities and Exchange Commission on March 5, 2001, shall remain as set forth in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data derived from MMI's audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                        Fiscal Years
(In thousands)                                  2000          1999          1998          1997          1996
                                             ----------    ----------    ----------    ----------    ----------
INCOME STATEMENT DATA:
Net sales                                    $  530,429    $  480,605    $  418,355    $  346,905    $  283,402
Gross profit                                    100,793        94,276        68,184        50,906        44,963
Nonrecurring expenses(1)                             --         2,441            --            --         3,106
Net income                                       19,172        18,600        10,930         7,737         6,337
BALANCE SHEET DATA:
Working capital(2)                           $   22,379    $   79,182    $   58,854    $   50,308    $   33,511
Total assets                                    295,688       243,483       220,226       152,818       135,263
Total long-term debt and capital leases,
  including current maturities                  222,084       168,334       160,437       123,867        55,278
Stockholder's equity (deficit)                   (3,949)        8,306       (13,007)      (20,873)       28,534
CASH FLOW DATA:
Net cash provided by operating  activities   $   28,539    $   18,747    $   15,161    $    2,396    $   15,491
Net cash used in investing activities           (49,269)      (22,347)      (47,886)       (4,976)      (24,314)
Net cash provided by financing activities        21,315         4,051        31,195         5,855         6,894
EBITDA(3)                                    $   68,407    $   60,012    $   42,781    $   31,423    $   22,441
Cash dividends(4)                                31,000            --         1,292        57,105            --

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

     (3) EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

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

GENERAL

MMI is a leading manufacturer and distributor of products used in the commercial, infrastructure and residential construction industries. Earnings were as follows:

(In thousands)                                                 Fiscal Years
                                                  --------------------------------------
                                                     2000          1999          1998
                                                  ----------    ----------    ----------
Fence segment earnings                            $   14,826    $   18,473    $   14,043
Concrete Construction Products segment earnings       42,968        36,148        22,315
Corporate(1)                                          (2,563)       (3,642)         (764)
                                                  ----------    ----------    ----------
Earnings before interest and income taxes             55,231        50,979        35,594
Interest expense                                      23,203        19,453        17,320
                                                  ----------    ----------    ----------
Earnings before income taxes                          32,028        31,526        18,274
Income taxes                                          12,856        12,926         7,344
                                                  ----------    ----------    ----------
Net income                                        $   19,172    $   18,600    $   10,930
                                                  ==========    ==========    ==========

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

Interest expense increased $3.7 million in 2000 and $2.1 million in 1999. In 2000, borrowings under the revolving credit facility increased due to the Hallett acquisition and payment of dividends to MMHC. Although there was some increase in interest rates, the majority of the increase in interest expense was due to the higher borrowings. In 1999, interest expense increased primarily due to the issuance of an additional $30 million of senior subordinated debentures. The higher level of borrowings to finance acquisitions and the increased mix of the "high-yield" debentures (11.25% coupon) in MMI's debt structure both contributed to the increase in interest expense.

The effective income tax rate decreased in 2000 due primarily to the implementation of state income tax savings strategies. In 1999 the effective income tax rate increased primarily as a result of non-deductible goodwill associated with recent acquisitions.

FENCE SEGMENT

(In Thousands)                                           Fiscal Years
                                            --------------------------------------
                                               2000          1999          1998
                                            ----------    ----------    ----------
Net sales                                   $  276,185    $  270,714    $  208,117
Gross profit                                    39,948        42,318        30,893
Gross profit margin                               14.5%         15.6%         14.8%
SG&A and other expense                      $   25,125    $   23,845    $   16,850
Earnings before interest and income taxes       14,826        18,473        14,043

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

CONCRETE CONSTRUCTION PRODUCTS SEGMENT

(In Thousands)                                            Fiscal Years
                                            --------------------------------------
                                               2000          1999          1998
                                            ----------    ----------    ----------
Net sales                                   $  254,244    $  209,891    $  210,238
Gross profit                                    60,845        51,958        37,291
Gross profit margin                               23.9%         24.8%         17.7%
SG&A and other expense                      $   17,877    $   15,810    $   14,976
Earnings before interest and income taxes       42,968        36,148        22,315

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

Financing activities provided $21.3 million in 2000 compared to $4.1 million and $31.2 million in 1999 and 1998, respectively. In 2000, proceeds from long-term obligations were utilized primarily to finance the Hallett acquisition and dividend payments to MMHC. In 1999, cash flow from financing was relatively flat compared to prior years, due to growth in operating cash flow and the need to fund only one significant acquisition, National Wholesale Fence. The increase in 1998 was due primarily to funding the Burke Group and Security Fence acquisitions.

Although EBITDA should not be considered in isolation from or as a substitute for cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's liquidity, it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization. EBITDA was $68.4 million, $60.0 million and $42.8 million in 2000, 1999, and 1998, respectively. The increase in EBITDA is primarily from the result of net sales and gross profit resulting from acquisitions, reduced raw material costs and other changes as discussed in the segment analysis above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                         Page
                                                                                                         ----
Report of Independent Auditors                                                                            11

Consolidated Balance Sheet at fiscal year end 2000 and 1999                                               12

Consolidated Statement of Income for fiscal years 2000, 1999, and 1998                                    13

Consolidated Statement of Stockholder's Equity (Deficit) for fiscal years 2000,
1999, and 1998                                                                                            14

Consolidated Statement of Cash Flows for fiscal years 2000, 1999, and 1998                                15

Notes to Consolidated Financial Statements                                                              16 - 30

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

                                                           /s/ ERNST & YOUNG LLP


Houston, Texas
February 23, 2001, except for Note 14
    as to which the date is March 1, 2001

                               MMI PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                      December 30,     January 1,
                                                                          2000            2000
                                                                      ------------    ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents                                           $      3,015    $      2,430
  Accounts receivable, net of allowance for doubtful accounts of
  $1,164 and $2,667, respectively                                           61,906          62,309
  Inventories                                                               83,428          71,776
  Deferred income taxes                                                      2,232           2,384
  Prepaid expenses and other current assets                                  2,559           1,203
                                                                      ------------    ------------
              Total current assets                                         153,140         140,102
Property, plant and equipment:
  Land                                                                       5,911           5,509
  Buildings and improvements                                                27,178          20,518
  Machinery and equipment                                                   97,123          77,595
                                                                      ------------    ------------
                                                                           130,212         103,622
  Less accumulated depreciation                                             45,969          37,857
                                                                      ------------    ------------
               Property, plant and equipment, net                           84,243          65,765
Intangible assets                                                           52,915          32,826
Deferred charges and other assets                                            5,390           4,790
                                                                      ------------    ------------
              Total assets                                            $    295,688    $    243,483
                                                                      ============    ============

                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                    $     44,830    $     38,549
  Accrued liabilities                                                       14,447          15,237
  Accrued interest                                                           4,087           3,718
  Income taxes payable                                                          --             696
  Due to MMHC                                                                   90             744
  Current maturities of long-term obligations                               67,397           1,976
                                                                      ------------    ------------
              Total current liabilities                                    130,851          60,920
Long-term obligations                                                      154,687         166,358
Deferred income taxes                                                       14,099           7,899

Stockholder's equity (deficit):
  Common stock, $1 par value; 500,000 shares authorized;
      252,000 shares issued and outstanding                                    252             252
  Additional paid-in capital                                                15,450          15,450
     Accumulated other comprehensive income, net of tax of $241 and
          $(34), respectively                                                 (376)             51
  Retained deficit                                                         (19,275)         (7,447)
                                                                      ------------    ------------
              Total stockholder's equity (deficit)                          (3,949)          8,306
                                                                      ------------    ------------
              Total liabilities and stockholder's equity (deficit)    $    295,688    $    243,483
                                                                      ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MMI PRODUCTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                 Fiscal Years Ended
                                                     ------------------------------------------
                                                     December 30,    January 1,     January 2,
                                                         2000           2000           1999
                                                     ------------   ------------   ------------
Net sales                                            $    530,429   $    480,605   $    418,355
Cost of sales                                             429,636        386,329        350,171
                                                     ------------   ------------   ------------
     Gross profit                                         100,793         94,276         68,184
Selling, general and administrative expense                45,310         40,227         32,664
Nonrecurring expense - stock compensation (Note 2)             --          2,441             --
Other (income) expense, net                                   252            629            (74)
                                                     ------------   ------------   ------------
Income before interest and income taxes                    55,231         50,979         35,594
Interest expense                                           23,203         19,453         17,320
                                                     ------------   ------------   ------------
Income before income taxes                                 32,028         31,526         18,274
Provision for income taxes                                 12,856         12,926          7,344
                                                     ------------   ------------   ------------
              Net income                             $     19,172   $     18,600   $     10,930
                                                     ============   ============   ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MMI PRODUCTS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                                       Total
                                                   Additional       Retained          Other        Stockholder's
                                      Common         Paid-In        Earnings      Comprehensive       Equity
                                      Stock          Capital        (Deficit)         Income         (Deficit)
                                   ------------   ------------    ------------    -------------    -------------
Balance at January 3, 1998         $        252   $     14,711    $    (35,685)   $        (151)   $     (20,873)
 Net income                                  --             --          10,930               --           10,930
 Additional minimum pension
    liability, net of tax                    --             --              --              (70)             (70)
                                                                                                   -------------
 Comprehensive income                        --             --              --               --           10,860
                                                                                                   -------------
 Adjustment to 1996 Contribution
    of capital (Note 1)                      --         (1,702)             --               --           (1,702)
 Dividend to MMHC (Note 1)                   --             --          (1,292)              --           (1,292)
                                   ------------   ------------    ------------    -------------    -------------
Balance at January 2, 1999                  252         13,009         (26,047)            (221)         (13,007)
 Net income                                  --             --          18,600               --           18,600
 Additional minimum pension
    liability, net of tax                    --             --              --              272              272
                                                                                                   -------------
 Comprehensive income                        --             --              --               --           18,872
                                                                                                   -------------
 Contribution of capital
    - stock options (Note 2)                 --          2,441              --               --            2,441
                                   ------------   ------------    ------------    -------------    -------------
Balance at January 1, 2000                  252         15,450          (7,447)              51            8,306
 Net income                                  --             --          19,172               --           19,172
 Additional minimum pension
    liability, net of tax                    --             --              --             (427)            (427)
                                                                                                   -------------
 Comprehensive income                        --             --              --               --           18,745
                                                                                                   -------------
 Dividend to MMHC (Note 1)                   --             --         (31,000)              --          (31,000)
                                   ------------   ------------    ------------    -------------    -------------
Balance at December 30, 2000       $        252   $     15,450    $    (19,275)   $        (376)   $      (3,949)
                                   ============   ============    ============    =============    =============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MMI PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Fiscal Years Ended
                                                                          --------------------------------------------
                                                                          December 30,     January 1,      January 2,
                                                                              2000            2000            1999
                                                                          ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income                                                                $     19,172    $     18,600    $     10,930
Adjustments to reconcile net income to net cash by
        operating activities:
  Depreciation and amortization                                                 13,176           9,033           7,187
  Amortization of bond premium                                                    (265)           (234)             --
  Nonrecurring expenses - stock compensation                                        --           2,441              --
  Provision for losses on accounts receivable                                    1,293           1,471             234
  Deferred income taxes                                                            647              92             340
  (Gain) loss on sale of equipment                                                 275             225             (81)
Changes in operating assets and liabilities, net of effects of acquired businesses:
  Accounts receivable                                                            2,814            (633)        (12,914)
  Inventories                                                                   (9,362)         (5,193)         (7,546)
  Prepaid expenses and other assets                                               (140)            526             333
  Accounts payable and accrued liabilities                                       2,279          (8,428)         17,701
  Income taxes payable                                                            (696)             24           2,629
  Due to MMHC                                                                     (654)            823          (3,652)
                                                                          ------------    ------------    ------------
Net cash provided by operating activities                                       28,539          18,747          15,161
                                                                          ------------    ------------    ------------
INVESTING ACTIVITIES:
  Capital expenditures                                                          (6,933)         (6,631)        (10,226)
  Proceeds from sale of equipment                                                  297              48              52
  Acquisitions, net of cash acquired                                           (42,605)        (15,764)        (37,721)
  Other                                                                            (28)             --               9
                                                                          ------------    ------------    ------------
Net cash used in investing activities                                          (49,269)        (22,347)        (47,886)
                                                                          ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from long-term obligations                                          256,177         174,008         187,316
  Payments on long-term obligations                                           (203,597)       (168,892)       (153,127)
  Adjustment to 1996 contribution of capital from                                   --              --          (1,702)
     MMHC
  Dividend to MMHC                                                             (31,000)             --          (1,292)
  Debt costs                                                                      (265)         (1,065)             --
                                                                          ------------    ------------    ------------
Net cash provided by financing activities                                       21,315           4,051          31,195
                                                                          ------------    ------------    ------------
        Net change in cash and cash equivalents                                    585             451          (1,530)
Cash and cash equivalents, beginning of period                                   2,430           1,979           3,509
                                                                          ------------    ------------    ------------
Cash and cash equivalents, end of period                                  $      3,015    $      2,430    $      1,979
                                                                          ============    ============    ============

Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing activities
     Issuance of capital lease obligations for capital                    $      1,435    $      2,790    $      1,385
        expenditures
     Cash paid for interest                                               $     22,364    $     18,625    $     16,721
     Cash paid for income taxes                                           $     13,940    $     13,075    $      4,371



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

4. INVENTORIES

Inventories consisted of the following:

(In thousands)    December 30, 2000    January 1, 2000
                  -----------------   -----------------
Raw materials     $          20,554   $          17,089
Work-in-process                 343               1,480
Finished goods               62,531              53,207
                  -----------------   -----------------
                  $          83,428   $          71,776
                  =================   =================

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In thousands)                  December 30, 2000    January 1, 2000     Estimated Lives
                                -----------------   -----------------   -----------------
Goodwill                        $          55,980   $          34,637       10 - 40 years
Customer lists and other                    4,022               2,713        3 - 20 years
                                -----------------   -----------------
                                           60,002              37,350
Less accumulated amortization               7,087               4,524
                                -----------------   -----------------
                                $          52,915   $          32,826
                                =================   =================

Intangible assets are amortized on a straight-line basis over their respective estimated lives (the period when benefits are expected to be derived). Total amortization expense for fiscal years 2000, 1999 and 1998 was $2,563,000, $1,199,000 and $764,000, respectively.

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(In thousands)                December 30, 2000    January 1, 2000
                              -----------------   -----------------
Accrued compensation          $           4,591   $           5,654
Accrued insurance                         2,465               2,364
Accrued retirement benefits               1,732               1,371
Other accrued liabilities                 5,659               5,848
                              -----------------   -----------------
                              $          14,447   $          15,237
                              =================   =================

7. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following:

(In thousands)                                     December 30, 2000    January 1, 2000
                                                   -----------------   -----------------
Revolving credit facility                          $          65,173   $          10,446
11.25% Senior subordinated notes, due 2007,
   interest payable semi-annually in arrears on
   April 15 and October 15 (including premium of
   $1,638 and $1,903, respectively)                          151,638             151,903
Capital lease obligations                                      4,937               5,318
Other notes payable                                              336                 667
                                                   -----------------   -----------------
                                                             222,084             168,334
Less current maturities                                       67,397               1,976
                                                   -----------------   -----------------
Long-term obligations                              $         154,687   $         166,358
                                                   =================   =================

Revolving Credit Facility

MMI's revolving credit facility provides for maximum borrowings of $100 million which was increased from $75 million effective March 1, 2001, see Note 14 to the consolidated financial statements. The classification of this facility has changed from long-term debt in 1999 to current maturities in 2000 as the maturity date is December 12, 2001. The lenders under the revolving credit facility have expressed their continuing interest in MMI as a credit. While there are no assurances that it will be able to do so, management believes that it will readily be able to extend or replace the revolving credit facility at or prior to its maturity. Because MMHC is investigating strategic alternatives, including the possible sale of the company, a commitment by MMI to a revolving credit facility with an extended term has not been made. This facility incurs interest payable at the bank's base rate plus 0.25 percent or Eurodollar rate plus 1.5 percent at MMI's option. Borrowings bearing interest at a Eurodollar rate plus 1.5 percent are denominated in short-term obligations of U.S. LIBOR with 30 to 180 day maturities. On December 30, 2000 the portion of the outstanding borrowings under U.S. LIBOR was approximately $60 million of which $10 million matures on January 12, 2001, $30 million on February 5, 2001, and $20 million on March 6, 2001. As of December 30, 2000, the average interest rate for this facility was 8.22 percent. MMI is required to pay a commitment fee of 1/2 of 1.0 percent of the unused portion

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


7. LONG-TERM OBLIGATIONS- (CONTINUED)

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

The terms of the revolving credit facility contain, among other provisions, covenants that require MMI to maintain certain financial ratios, limit the amount of additional indebtedness, limit the creation or existence of liens and set certain restrictions on acquisitions, mergers and sales of assets. MMI's distribution of dividends to MMHC is only permitted under the revolving credit facility if certain tests as set forth in the loan agreement are met.

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

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


7. LONG-TERM OBLIGATIONS- (CONTINUED)

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

Scheduled maturities of long-term debt, including capital lease obligations, are as follows:

(In thousands)                      Long-Term Debt   Capital Leases
                                    --------------   --------------
2001                                        65,509            2,079
2002                                            --            1,880
2003                                            --            1,175
2004                                            --              623
2005 and thereafter                        150,000              100
                                    --------------   --------------
                                           215,509            5,857
Less amount representing interest               --              916
                                    --------------   --------------
                                    $      215,509   $        4,937
                                    ==============   ==============

8. OPERATING LEASES

MMI leases warehouse and office space and certain machinery and equipment under operating leases. Future minimum lease payments on noncancelable operating leases with remaining terms of one or more years consisted of the following at December 30, 2000 (in thousands):

2001                     $ 4,526
2002                       2,770
2003                       1,843
2004                       1,077
2005                         455
2006 and thereafter        1,000
                         -------
   Total                 $11,671
                         =======

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

(In thousands)                                Fiscal Years
                                        ------------------------
                                           2000          1999
                                        ----------    ----------
Reconciliation of benefit obligation:
Obligation at beginning of year         $    2,257    $    2,233
Service cost                                    79            73
Interest cost                                  171           153
Plan amendments                                120            --
Actuarial gain (loss)                          312          (104)
Benefit payments                              (242)          (98)
                                        ----------    ----------
Obligation at end of year                    2,697         2,257
                                        ----------    ----------

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


9. EMPLOYEE BENEFIT PLANS - (CONTINUED)

(In thousands)                                         Fiscal Years
                                                 ------------------------
                                                    2000          1999
                                                 ----------    ----------
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year        2,292         1,692
Actual return on plan assets                            207           160
Employer contributions                                  350           421
Actuarial gain (loss)                                  (172)          117
Benefit payments                                       (242)          (98)
                                                 ----------    ----------
Fair value of plan assets at end of year(1)           2,435         2,292
                                                 ----------    ----------

Funded status:
Funded status at end of year                           (262)           35
Unrecognized prior-service cost                         195            86
Unrecognized loss                                       617            85
Additional pension (liability) prepaid                 (812)           48
                                                 ----------    ----------
Net amount recognized                                  (262)   $      254
                                                 ----------    ----------

     (1) Plan assets are comprised of various equity, debt and government securities.

The following table provides the amounts recognized in the statement of financial position:

(In thousands)                           December 30, 2000     January 1, 2000
                                         -----------------    -----------------
Accrued benefit asset (liability)        $            (262)   $              35
Intangible asset                                       195                   86
Accumulated other comprehensive income                 617                   85
Additional pension (liability) prepaid                (812)                  48
                                         -----------------    -----------------
Net amount recognized                    $            (262)   $             254
                                         =================    =================

The plan's accumulated benefit obligation was $2,697,000 and $2,257,000 for fiscal years 2000 and 1999, respectively.

(In thousands)                              Fiscal Years
                                     --------------------------
                                      2000      1999      1998
                                     ------    ------    ------
Service cost                         $   79    $   73    $   65
Interest cost                           171       153       157
Expected return on plan assets         (207)     (160)     (137)
Amortization of prior-service cost       11        11        11
Amortization of net (gain) loss          --        15         5
                                     ------    ------    ------
Net periodic benefit cost            $   54    $   92    $  101
                                     ======    ======    ======

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

                                                    Fiscal Years
                                                --------------------
                                                  2000        1999
                                                --------    --------
Weighted average assumptions:
  Discount rate                                     7.75%       7.75%
  Expected long-term rate of return on assets       8.50%       8.50%

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

10. INCOME TAXES

Significant components of the provision for income taxes which are not allocated to the business segments, are as follows:

(In thousands)               Fiscal Years
                    ------------------------------
                      2000       1999       1998
                    --------   --------   --------
Current:
  Federal           $ 10,612   $ 10,482   $  5,759
  State and local      1,322      2,352      1,245
                    --------   --------   --------
                      11,934     12,834      7,004

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


10. INCOME TAXES - (CONTINUED)

(In thousands)                        Fiscal Years
                             ------------------------------
                               2000       1999       1998
                             --------   --------   --------
Deferred:
  Federal                         798         76        280
  State and local                 124         16         60
                             --------   --------   --------
                                  922         92        340
                             --------   --------   --------
Total current and deferred   $ 12,856   $ 12,926   $  7,344
                             ========   ========   ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability increased by $5,705,000 related to the acquisition of Hallett. Significant components of MMI's deferred tax liabilities and assets are as follows:

(In thousands)                      December 30, 2000    January 1, 2000
                                    -----------------   -----------------
Deferred tax liabilities:
  Property, plant, and equipment    $          13,593   $           7,124
  Trade receivables valuation                     265                 558
  Other                                           861                 841
                                    -----------------   -----------------
Total deferred tax liabilities                 14,719               8,523
Deferred tax assets:
  Inventory valuation                             577               1,065
  Allowance for doubtful accounts                 454                 732
  Self-insurance accruals                         958                 684
  Other                                           863                 527
                                    -----------------   -----------------
Total deferred tax assets                       2,852               3,008
                                    -----------------   -----------------
     Net deferred tax liabilities   $          11,867   $           5,515
                                    =================   =================

For the year ended December 30, 2000 MMI has recorded a deferred tax benefit of $275,000 arising from the changes in the additional minimum pension liability that is recorded as part of accumulated other comprehensive income.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows for fiscal years 2000, 1999, and 1998:

(In thousands)                                  Fiscal Years
                                       ------------------------------
                                         2000       1999       1998
                                       --------   --------   --------
Tax at U.S. statutory rate             $ 11,210   $ 11,034   $  6,396
State and local income taxes, net of
    federal benefit                         924      1,587        844
Goodwill                                    466        127         62
Other, net                                  256        178         42
                                       --------   --------   --------
Total                                  $ 12,856   $ 12,926   $  7,344
                                       ========   ========   ========

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


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

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


12. SEGMENT REPORTING - (CONTINUED)

(In thousands)                                              Fiscal Year 2000
                                      ----------------------------------------------------------
                                                       Concrete
                                         Fence       Construction     Corporate        Total
                                      ------------   ------------   ------------    ------------
External sales                        $    276,185   $    254,244             --         530,429
Earnings before interest and income
taxes                                       14,826         42,968         (2,563)         55,231
Interest expense                                --             --         23,203          23,203
Income taxes                                    --             --         12,856          12,856
Net income                                  14,826         42,968        (38,622)         19,172
Depreciation and amortization                4,203          6,410          2,563          13,176
EBITDA(2)                                   19,029         49,378             --          68,407
Segment assets(3)                          105,331        123,821         66,536         295,688
Capital expenditures                         3,010          3,772            151           6,933

                                                            Fiscal Year 1999
                                      ----------------------------------------------------------
                                                       Concrete
                                         Fence       Construction     Corporate        Total
                                      ------------   ------------   ------------    ------------
External sales                        $    270,714   $    209,891             --         480,605
Nonrecurring expenses(1)                        --             --          2,441           2,441
Earnings before interest and income
taxes                                       18,473         36,148         (3,642)         50,979
Interest expense                                --             --         19,453          19,453
Income taxes                                    --             --         12,926          12,926
Net income                                  18,473         36,148        (36,021)         18,600
Depreciation and amortization                3,647          4,187          1,199           9,033
EBITDA(2)                                   22,120         40,333         (2,441)         60,012
Segment assets(3)                          107,219         94,791         41,473         243,483
Capital expenditures                         2,153          4,385             93           6,631

                                                            Fiscal Year 1998
                                      ----------------------------------------------------------
                                                       Concrete
                                         Fence       Construction     Corporate        Total
                                      ------------   ------------   ------------    ------------
External sales                        $    208,117   $    210,238   $         --    $    418,355
Earnings before interest and income
taxes                                       14,043         22,315           (764)         35,594
Interest expense                                --             --         17,320          17,320
Income taxes                                    --             --          7,344           7,344
Net income                                  14,043         22,315        (25,428)         10,930
Depreciation and amortization                2,919          3,504            764           7,187
EBITDA(2)                                   16,962         25,819             --          42,781
Segment assets(3)                           89,304         92,700         38,222         220,226
Capital expenditures                         1,606          8,325            295          10,226

                               MMI PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


12. SEGMENT REPORTING - (CONTINUED)

(1) Nonrecurring stock compensation expense resulting from the exercise of stock options as part of the 1999 Recapitalization of MMHC.

(2) EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(3) Segment assets include accounts receivable, inventory and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands)               2000 (by fiscal quarter)
                  ---------------------------------------------
                      1           2           3           4
                  ---------   ---------   ---------   ---------
Net sales         $ 119,791   $ 149,888   $ 144,739   $ 116,011
Gross profit         23,130      30,507      27,510      19,646
Net income            3,691       7,509       5,791       2,181

                             1999 (by fiscal quarter)
                  ---------------------------------------------
                      1           2           3           4
                  ---------   ---------   ---------   ---------
Net sales         $ 102,942   $ 136,198   $ 131,158   $ 110,307
Gross profit         18,302      27,860      25,660      22,454
Net income            2,367       7,902       6,245       2,086


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

                                           MMI PRODUCTS, INC.
                                       By: /s/ Robert N. Tenczar
                                           -------------------------------------
                                           Robert N. Tenczar, Vice President
                                           and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: November 27, 2001         By: /s/ Julius S. Burns
                                    --------------------------------------------
                                    Julius S. Burns, Chairman, President
                                    and Chief Executive Officer
                                    (principal executive officer and director)

Date: November 27, 2001         By: /s/ Robert N. Tenczar
                                    --------------------------------------------
                                    Robert N. Tenczar, Vice President
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)

Date: November 27, 2001         By:                      *
                                    --------------------------------------------
                                    Thomas F. McWilliams, Director

Date: November 27, 2001         By:                      *
                                    --------------------------------------------
                                    Carl L. Blonkvist, Director

Date: November 27, 2001         By:                      *
                                    --------------------------------------------
                                    Stuyvesant Comfort, Director

*    By:  /s/ Robert N. Tenczar
          ----------------------------------
          Robert N. Tenczar
          Attorney-in-fact

SCHEDULE II

                               MMI PRODUCTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          Balance at       Charged to                               Balance at
                                          Beginning         Costs and                                 End of
                                          of Period         Expenses            Deductions            Period
                                         ------------     ------------         ------------        ------------
Fiscal Year Ended December 30, 2000:
   Allowance for Doubtful Accounts       $      2,667     $      1,293         $      2,796(a)     $      1,164
   Reserve for damaged and
     Slow-moving inventory                        789             (394)(c)               --                 395

Fiscal Year Ended January 1, 2000:
   Allowance for Doubtful Accounts       $      1,926     $      1,471         $        730(a)     $      2,667
   Reserve for damaged and
     slow-moving inventory                        634              270                  115(b)              789

Fiscal Year Ended January 2, 1999:
   Allowance for Doubtful Accounts       $      1,876     $        234         $        184(a)     $      1,926
   Reserve for damaged and
     slow-moving inventory                        946              103                  415(b)              634

(a)  Uncollectible accounts written off, net of recoveries.

(b)  Write off of inventory.

(c)  Reversal of reserves due to changes in estimates.