Form 10-K
period 2001-12-29
MMI PRODUCTS INC
filed 2002-03-14
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2001

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

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on March 13, 2002, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

Item 1. Business

General

MMI Products, Inc. ("MMI"), a Delaware corporation and a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"), was organized in 1953. MMI was acquired by Citicorp Venture Capital, Ltd. and members of MMI's management in 1986.

We are a leading manufacturer and distributor of products used in the North American public "infrastructure", nonresidential and residential construction industries. Over the past several years we have focused on increasing our product offering for the nonresidential construction and infrastructure markets, which historically have been less cyclical than the residential construction market. For the year ended December 29, 2001 approximately 70% of our total net sales were for nonresidential applications. Our products are segregated into two reporting segments: Fence and Concrete Construction Products, which accounted for 53.8% and 46.2% of our total net sales, respectively, for the year ended December 29, 2001. We have established leading market positions in each of our segments. We offer high quality products and have extensive distribution capabilities. Additionally, we realize cost savings by combining the requirements for steel rod, our main raw material, for each of our segments. As a result, we are one of the largest buyers of steel rod in the United States and are able to consistently purchase steel rod at a meaningful discount to industry standards.

The products in our Fence segment include chain link fence fabric, fittings, ornamental iron fence and other related products which are manufactured and distributed by us, as well as wood, vinyl and aluminum products which are primarily manufactured by third parties and distributed by us. The products in our Concrete Construction Products segment include various classes of wire mesh, which serve as a structural reinforcing grid for concrete construction, including all types of buildings, roads, bridges, runways and sewage and drainage projects. In addition, the Concrete Construction Products segment produces over 2,000 specialized accessories used in concrete construction ("concrete accessories"), including products used to position and install steel reinforcing bar and wire mesh reinforcing grid.

We have an extensive and well-positioned distribution network, consisting of 73 company-operated distribution centers, located in 30 states. Our distribution network serves over 8,400 customers, including construction contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of concrete reinforcing bar. We also manufacture products at 23 principal manufacturing facilities strategically located throughout the United States. In addition to serving customers nationwide, our distribution centers and production facilities are well positioned to serve areas of high population and construction growth. We currently have manufacturing or distribution facilities in each of the ten states with the largest projected increases in population through 2025.

We maintain inventory in distribution centers for fence and concrete accessories products. Inventories will generally be at their highest levels between the months of April and October when most market activity occurs in the Fence segment. We also purchase our raw material in large quantities based upon expected usage for a period of up to nine months. Accounts receivable also rise during these months due to the seasonal fluctuations in sales revenue.

We have one customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2001; however, this customer did not account for more than 10% of our consolidated net sales.

All of our outstanding capital stock is owned by MMHC. Citicorp Venture Capital, Ltd., together with its affiliates, employees and other persons affiliated or otherwise associated with Citicorp Venture Capital, own 49.5% of the total voting power of MMHC. In addition, such persons may elect to convert their stock into stock of another class and by so doing represent 82% of the total voting power of MMHC.

We have two subsidiaries, MMI Management, Inc. and Hallett FSC, Inc. MMI Management, Inc. has a 99% limited partnership interest in MMI Management Services, L.P. We hold a one percent general partnership interest in MMI Management Services, L.P., the entity which provides us use of its intellectual property and provides general management, business development, finance, and steel rod purchasing services. Hallett FSC, Inc. is an entity that has remained inactive since it was acquired as part of the Hallett Wire Products Company in February 2000.

Our corporate headquarters is located at 515 West Greens Road, Suite 710, Houston, Texas 77067. Our telephone number is (281) 876-0080.

Acquisitions

Historically, we have achieved a significant portion of our growth through business acquisitions. Since 1995, 13 acquisitions have been completed, aggregating approximately $132 million in consideration. We completed two acquisitions in 1999 and one acquisition each in 2000 and 2001.

On June 7, 1999, we purchased certain assets (primarily accounts receivable, inventories, fixed assets and goodwill) of the wholesale fence division of National Wholesale Fence Supply, Inc. for cash of $13.2 million. The operations acquired include a manufacturer of ornamental iron fence products in San Fernando, California and distributors of fence products in California.

On December 30, 1999, we purchased certain assets (primarily accounts receivable, inventories, fixed assets and goodwill) of Reforce Steel and Wire Corporation for cash of $3.4 million, which we funded from our revolving credit facility. The operations acquired included a manufacturer of concrete accessories products in Brooklyn, New York.

On February 3, 2000, we purchased all of the issued and outstanding capital stock of Hallett Wire Products Company, a Minnesota Corporation ("Hallett"). Hallett manufactured welded wire mesh at facilities located in St. Joseph, Missouri and Kingman, Arizona. Hallett had net sales of approximately $37 million for the year ended December 31, 1999. We funded the total acquisition price of $40.0 million from our revolving credit facility.

On February 1, 2001, we purchased certain assets of Page Two, Inc. and Kewe 3, Inc. for cash of $2.0 million, which we funded from our revolving credit facility. The assets primarily consist of a production line for the application of an aluminum coating on strand wire located in Bartonville, Illinois, accounts receivable, inventories and goodwill.

Business Segments

We report our results of operations in two business segments - Fence and Concrete Construction Products. Both segments share common factors in relation to seasonality of business and raw materials.

Seasonality and Cyclicality. Our products are used in the nonresidential, infrastructure, and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on our sales and profitability. The highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters. In an effort to mitigate cyclical influences, we have implemented the following strategies to help offset the impact of any such downturns on our operating results and liquidity:

    increased our focus on products used in the nonresidential and infrastructure construction industries, which historically have been less cyclical than the residential construction industry;
    positioned our Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending;
    expanded our distribution network to serve diverse areas of high population growth, as well as to limit the effects of any particular regional economic downturn.

Raw Materials. Our manufactured products are produced primarily from steel rod. Because both business segments require large quantities of the same raw material, we purchase steel rod in significantly larger quantities than would be necessary if the business segments were part of independent enterprises. Because of such large volume purchases, we believe that we typically purchase steel rod at a meaningful discount to industry standards. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately 25% in fiscal year 2001), we believe such cost savings provide a significant competitive advantage.

Approximately half of our annual steel rod purchased has been produced overseas. We purchase steel rod from several suppliers overseas and in the United States. The ample availability of steel rod provides us with many purchasing options and, as a result, we are not reliant on any one supplier.

We will normally negotiate quantities and pricing on a quarterly basis for both domestic and foreign steel rod purchases. Because all agreements for the purchase of steel rod, whether foreign or domestic, are denominated in U.S. dollars, there are no significant risks of fluctuations in foreign currency exchange rates with respect to such agreements.

Fence Segment

Our Fence segment is made up of two operating divisions:

    Merchants Metals; and
    Anchor Die Cast.

Merchants Metals is headquartered in Houston, Texas with its operations segregated and managed by geographic regions. Anchor Die Cast, a manufacturer of fence fittings, is located in Harrison, Arkansas. Our Fence segment contributed 53.8%, 52.1%, and 56.3% of consolidated net sales in fiscal years 2001, 2000, and 1999, respectively.

Products. Our Fence segment manufactures the following products at nine principal facilities:

    galvanized, aluminized and vinyl coated chain link fence fabric;
    a full line of aluminum die cast and galvanized pressed steel fittings;
    vinyl coated pipe and accessories;
    ornamental iron fence panels; and
    gates.

Our Fence segment also distributes a variety of fence products that it purchases from third parties, including:

    pipe;
    tubing;
    wood;
    vinyl;
    ornamental iron and aluminum fence products;
    gates;
    hardware; and
    other related products.

The segment also assembles wooden fence panels for residential fences at several of its facilities.

Fence products are used in a variety of applications. The chain link fence products primarily serve as security fencing at nonresidential, residential, and governmental facilities, including the following:

    manufacturing and other industrial facilities;
    warehouses;
    schools;
    airports;
    correctional institutions;
    military facilities;
    recreational facilities;
    swimming pools; and
    dog kennels.

Polyvinyl chloride ("PVC") color coated wire, together with vinyl coated colored pipe, tubing and fittings, are used primarily for tennis courts and residential applications. Our Fence segment also offers other fence products that are used primarily in the construction of wood, vinyl, aluminum or ornamental iron fence systems, and in the construction of all sizes and styles of fence gates for the residential and nonresidential markets.

In fiscal year 2001, approximately 50% of our Fence segment sales represented products manufactured by the segment. The remaining fence products were purchased as finished goods from third parties for distribution. Purchases of finished fence products are primarily from domestic manufacturers. We believe that our full line of fence products provides a competitive advantage by giving us the ability to provide a "one-stop shop" solution for our customers, thereby promoting customer loyalty.

Production Process. Our chain link fence manufacturing process is virtually the same at each manufacturing facility. The dominant manufacturing process, "galvanized after weaving," involves four steps:

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

The segment also produces other types of coated wire fabric, including PVC coated, aluminum coated, and "galvanized before weaving". In addition, vinyl coatings are applied to the pipe, tubing, and fittings used with vinyl coated chain link fabric. Anchor Die Cast manufactures a full line of aluminum die cast and galvanized pressed steel fittings.

Sales and Marketing; Principal Customers. Our Fence segment sells fence products principally to fence wholesalers and to nonresidential and residential contractors. Although some of our fence products sales are made to the ultimate consumer by home centers, home centers are not a primary focus of our Fence segment's sales efforts. No one customer accounted for more than 10% of our Fence segment revenues in fiscal year 2001.

The segment's sales force consists of 184 employees whose sales territories cover the 48 contiguous states. The employees consist of sales people, distribution center managers, sales managers, and customer service representatives. Sales generally are made through 52 regional distribution centers (five of which are located at manufacturing facilities), which are located in 30 states. Because customer orders typically require rapid turn-around time, the distribution centers are strategically located near customers' facilities. The segment also distributes its fence products through a network of approximately 400 authorized dealers located throughout the country.

Competition. Our Fence segment's major national competitor is Master-Halco, Inc., which has a more extensive distribution network than we have. We believe, however, that our more extensive fence manufacturing capabilities provide an advantage in supplying some major accounts. Our segment also competes with one other national competitor and two regional competitors, one of which operates only manufacturing facilities (with no internal distribution network) primarily east of the Rocky Mountains. Our remaining competitors are smaller regional manufacturers and wholesalers.

Although the ability to sell fence products at a competitive price is an important competitive factor, we believe that other factors, such as perceived quality of product and service and ability to deliver products to customers quickly, are also important to our fence customers.

Concrete Construction Products Segment

Our Concrete Construction Products segment is made up of two divisions, Ivy Steel and Wire, which produces wire mesh products, and Meadow Burke Products, which produces concrete accessories. Ivy is headquartered in Houston, Texas and Meadow Burke is headquartered in Tampa, Florida. Both companies segregate their management and operations by geographic region. Our Concrete Construction Products segment comprised 46.2%, 47.9% and 43.7% of our consolidated net sales in fiscal years 2001, 2000 and 1999, respectively.

Products. Concrete Construction Products include various classes of wire mesh, which serve as a structural reinforcing grid for concrete construction, including the following:

    roads;
    bridges;
    runways;
    concrete pipe; and
    sewage and drainage projects.

In addition, the segment produces over 2,000 specialized accessories used in concrete construction, including products used to position and install steel reinforcing bar and wire mesh reinforcing grid.

The segment manufactures the following three principal classes of wire mesh:

    commodity building mesh (Class B-2);
    pipe mesh (Class C); and
    structural mesh (Class D).

Class B-2 mesh is a commodity building mesh used in housing and light nonresidential construction, including driveways, slab foundations and concrete walls. Class C mesh is used to construct reinforced concrete pipe for, among other things, drainage and sewage systems and water treatment facilities. Ivy has been producing pipe mesh for over 40 years. Class D mesh is a structural wire mesh that is designed as an alternative to steel reinforcing bar for certain types of concrete construction, including roads, bridges and other heavy construction projects. Structural mesh is marketed as a cost-effective alternative to steel reinforcing bars. Although structural mesh has a higher initial cost to the customer than does steel reinforcing bar, we believe that the overall construction cost to the customer is generally lower if structural mesh is utilized. The segment also manufactures galvanized strand wire which is used by manufacturers and processors of all types of wire products, including shelving, household and automotive products.

Concrete accessories include the following:

    supports for steel reinforcing bars and wire mesh;
    form ties and related products;
    basket assemblies (including welded and loose dowel basket assemblies);
    anchors and inserts (including imbedded attachments and lifting devices, composite structural wire members and prestress strand hold down anchors); and
    bracing devices for holding in place tilt-up concrete walls.

Although the segment manufactures most of its concrete accessories, certain products, such as plastic supports for steel reinforcing bar and certain types of form ties, are purchased from third parties for distribution by the segment. New products are continually introduced in an effort to provide a full line of concrete accessories to customers.

Concrete accessories are used in a variety of applications. Supports are used to position and install steel reinforcing bars and wire mesh in the construction of roads, bridges and other heavy construction projects. Welded and loose dowel basket assemblies are used to reinforce joints between concrete pieces in the paving of roads, highways, and runways. Anchors and inserts are used to fasten and lift precast panels and floor panels in the construction of, among other things, nonresidential buildings.

In fiscal year 2001, approximately 90% of the segment's sales represented manufactured products. The remaining 10% of the segment's sales were products purchased as finished goods from third parties for resale through our 21 regional distribution facilities.

Production Process. Our Concrete Construction Products segment manufactures its products at 14 principal facilities, which are strategically located throughout the U.S. Wire mesh is produced from wire that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns. This method of welding, known as electrical resistance welding, produces a very strong welded joint without weakening the steel as much as electrode welding. Wire mesh is manufactured from low-carbon, "hot-rolled" steel rod on large automatic welding machines. The manufacturing process involves three steps.

    Step One: The rod is cleaned by removing "mill scale" by passing the rod around a series of pulleys that bend the rod in four planes. This bending process fractures the scale causing it to fall away from the base metal.
    Step Two: The rod is then pulled through a series of funnel shaped dies that reduce the diameter of the rod by approximately 30% in each die. This cold-drawing process produces steel wire that ranges in diameter from .132 inches to .750 inches. This wire is clean and uniform in diameter with a tensile strength that is nearly 100% stronger than the original rod.
    Step Three: The wire is then processed through automatic welding machines that form customer specified wire grids needed for each particular job.

Certain aspects of the production process vary depending on the class of mesh being produced. Commodity building mesh generally is produced in roll and sheet form and is made with small diameter wire. Pipe mesh generally is custom-made to customer specifications. Additional steps in the process of producing structural wire mesh often include:

    cutting to exact sizes;
    bending the mesh to precise shapes; and
    preparing the surface to allow for the application of special coatings.

The concrete accessories manufacturing process also consists of drawing steel rod into wire that is then fed into automatic forming and resistance welding machines which produce the finished product. Additional manufacturing processes include:

    various punch press operations;
    threading;
    machining;
    painting; and
    epoxy coating of products.

In addition to steel rod, which is the primary raw material for concrete accessories, other raw materials are used such as:

    round and flat bar stock;
    slit steel coils; and
    reinforcing steel bars.

Sales and Marketing; Principal Customers. The segment sells its products principally to the following persons:

    construction products distributors;
    industrial manufacturers (such as pre-casters of concrete products);
    large reinforcing bar fabricators;
    nonresidential building supply dealers; and
    construction contractors.

The sales force for the wire mesh product line, including customer service representatives, consists of 38 employees whose sales territories cover the 48 contiguous states. Members of the wire mesh sales force generally have engineering backgrounds which permit them to consult with customers regarding product specifications. Because orders for wire mesh products typically do not require the quick turn-around time that is required for concrete accessories, wire mesh products are shipped directly from one of the eight wire mesh manufacturing facilities to the customer, generally in truckload quantities. Most wire mesh production is in response to particular customer orders. Light wire mesh used for residential construction, however, is produced in standard patterns in anticipation of customer orders.

The sales force for concrete accessories consists of 48 employees whose sales territories cover the 48 contiguous states. These sales employees include customer service representatives and distribution center managers. Concrete accessories are distributed primarily through 13 regional distribution centers (four of which are located at concrete accessories manufacturing facilities). Because orders for concrete accessories typically require rapid turn-around time, these distribution centers are strategically located near customers' facilities.

There was one customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2001, although this customer did not account for more than 10% of our consolidated net sales.

Competition. The segment's major competitor for wire mesh is Insteel Wire Products, Inc. The segment also faces regional competitors in the Midwestern, Southeastern, and Mid-Atlantic states. There is also competition from smaller regional manufacturers and wholesalers of wire mesh products.

The concrete accessories product line faces competition from several significant competitors. Dayton-Superior Corporation is the leading full line national participant in the concrete accessories market. The segment also faces competition from three regional competitors, of which two only offer a limited number of products.

We believe that our ability to produce a greater variety of wire mesh products in a wider geographical area provides a competitive advantage to major accounts, as well as the ability to provide custom-made products that fit our customers' individual needs. For concrete accessories, we believe that price, extensive product selection and the ability to deliver products quickly are the principal competitive factors.

We believe that our raw material costs (which we believe are lower than many of our competitors) enhance the segment's ability to compete effectively with respect to product price in the concrete construction market.

Regulation

Environmental Regulation. We are subject to extensive and changing federal, state and local environmental laws and regulations including laws and regulations that:

    relate to air and water quality;
    impose limitations on the discharge of pollutants into the environment; and
    establish standards for the treatment, storage, and disposal of toxic and hazardous wastes.

Stringent fines and penalties may be imposed for noncompliance with these environmental laws and regulations. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at our facilities or at third-party facilities at which we have arranged for the disposal treatment of hazardous materials.

As an owner and operator of real estate, we may be liable under applicable environmental laws for cleanup and other costs and damages, including tort, resulting from past or present spills or releases of hazardous or toxic substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of such substances on our property, and, in some cases, may not be limited to the value of the property. The presence of contamination, or the failure to properly clean it up, also may adversely affect our ability to sell, lease or operate our properties or to obtain additional capital funding. Currently, we have no remediation obligations at any property we own or lease. We are a potentially responsible party at various Superfund sites as a result of the off-site disposal of hazardous wastes. At all of these sites, we were a minor contributor of waste. While it is not possible to provide a definitive estimate of liability, given the limited amount of waste disposed, the potential liability is expected to be de minimus.

We believe our facilities are currently in substantial compliance with applicable environmental laws and regulations. Environmental laws continue to be amended and revised to impose stricter obligations, however, and compliance with future additional environmental requirements could necessitate capital outlays. We cannot predict the impact on our operations of any such future requirements, if enacted, although we believe that such regulations would be enacted over time and would affect the industry as a whole.

Health and Safety Matters. Our facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. We believe that we take appropriate precautions to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. While we do not anticipate that we will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, we are unable to predict the ultimate cost of compliance with these changing regulations.

Employees

As of March 13, 2002, we had approximately 2,500 full time employees. We are a party to seven collective bargaining agreements. These agreements are with five unions and as of March 13, 2002, a total of 269 employees were members. Such collective bargaining agreements cover employees at the following facilities:

    Baltimore, Maryland;
    Tampa, Florida;
    Whittier, California;
    Riverside, California;
    Palisades Park, New Jersey;
    Chicago, Illinois; and
    Oregon, Ohio facilities.

We consider our relations with our employees and the unions to be good.

WHERE YOU CAN FIND MORE INFORMATION

We file (File No. 333-29141) annual, quarterly and special reports and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC's public reference room, at 450 Fifth Street, N.W., Washington, D.C. 20549, as well as at public reference rooms in New York, New York and Chicago, Illinois. Please call (800) SEC-0330 for further information on the public reference rooms. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov.

Item 2. Properties

Our principal executive offices are located in 15,000 square feet of leased space in Houston, Texas.

Our operating facilities consist of two categories, manufacturing plants and distribution centers. We own the majority of the manufacturing plants, whereas the majority of distribution centers are leased from third parties. The following table sets forth the general information of each of our facilities by operating segment as of March 13, 2002:

Fence Manufacturing Plants	State	Square Feet (1)
Bladensburg - Leased	Maryland	152,000
Houston - Owned	Texas	142,000
Harrison - Owned	Arkansas	74,000
Statesville - Owned	North Carolina	74,000
New Paris - Owned	Indiana	72,000
Brighton - Leased	Michigan	66,000
San Fernando - Leased	California	44,000
Whittier - Owned	California	29,000
Bartonville - Leased	Illinois	26,000
Total Fence Manufacturing Plants		679,000
Concrete Construction Products Manufacturing Plants	State	Square Feet (1)
Baltimore - Owned	Maryland	327,000
Ft. Worth - Owned	Texas	162,000
Jacksonville - Owned	Florida	146,000
Houston - Owned/Leased	Texas	137,000
Oregon - Leased	Ohio	119,000
St. Joseph - Owned	Missouri	112,000
Kingman - Owned	Arizona	109,000
Pompano Beach - Owned	Florida	93,000
Hazleton - Leased	Pennsylvania	77,000
Converse - Leased	Texas	72,000
Tampa - Owned	Florida	72,000
Chicago - Leased	Illinois	69,000
Decatur - Leased	Georgia	65,000
Tampa - Owned/Leased	Florida	55,000
Total Concrete Construction Products Manufacturing Plants		1,615,000
Distribution and Other Facilities	States	Square Feet (1)
Fence Distribution Centers (2)	29	606,000
Fence Warehouse (Whittier) - Leased (3)	1	35,000
Concrete Construction Products Distribution Centers (2)	8	174,000
Concrete Construction Products Engineering Centers - Leased	1	6,000

_________________________

(1) Does not include square footage of outside storage and other outdoor areas.

(2) The majority of distribution centers are leased properties.

(3) This property has been sublet to a third party until the end of the lease term in 2003.

Each of our owned plants and facilities has been mortgaged to secure our credit facility.

Item 3. Legal Proceedings

We are involved in various claims and lawsuits incidental to our business. We do not believe that these claims and lawsuits in the aggregate will have a material adverse affect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data derived from our audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes to the consolidated financial statements, included on pages 26 through 44 of this report.

	Fiscal Year
	(In Thousands)
	2001 (5)	2000 (5)	1999 (5)	1998 (5)	1997
Income Statement Data:
Net sales	$ 501,889	$ 530,429	$ 480,605	$ 418,355	$ 346,905
Gross profit	89,223	100,793	94,276	68,184	50,906
Net income (1)	9,941	19,172	18,600	10,930	7,737
Balance Sheet Data:
Working capital (2)	$ 82,963	$ 22,289	$ 79,182	$ 58,854	$ 50,308
Total assets	286,495	295,688	243,483	220,226	152,818
Total long-term obligations, including current maturities	218,295	222,084	168,334	160,437	123,867
Stockholder's equity (deficit)	(10,386)	(3,949)	8,306	(13,007)	(20,873)
Cash Flow Data:
Net cash provided by operating activities	$ 29,606	$ 28,539	$ 18,747	$ 15,161	$ 2,396
Net cash used in investing activities	6,327	49,269	22,347	47,886	4,976
Net cash (used in) provided by financing activities	(23,527)	21,315	4,051	31,195	5,855
Cash dividends (3)	16,142	31,000	--	1,292	57,105
Other Financial Data:
EBITDA (4)	$ 56,493	$ 68,407	$ 60,012	$ 42,781	$ 31,423

_________________

  In fiscal year 1999, all outstanding stock options were redeemed in connection with the 1999 recapitalization of MMHC, resulting in a nonrecurring compensation charge for our employees of $2.4 million. See Note 2 to the consolidated financial statements included in Item 8.
  In fiscal year 2000, working capital declined substantially due to the reclassification of our prior $100.0 million revolving credit facility ($65.2 million) to current debt which was to mature on December 12, 2001. The impact of this reclassification continued until the $100.0 million credit facility was replaced on October 30, 2001 by a $75.0 million credit facility that will mature on December 12, 2006.
  In fiscal years 2001 and 2000, $16.1 million and $31.0 million, respectively, were distributed to MMHC to pay down amounts owed under its credit facility. In fiscal year 1998, $1.3 million was distributed to MMHC to fund the negotiated redemption value of one shareholder's equity interest pursuant to MMHC's 1996 recapitalization. Preferred stock and stock options received in that recapitalization by investors in MMHC and employees, respectively, were redeemed in fiscal year 1997 through a distribution to MMHC of $57.1 million.
  EBITDA represents net income before interest expense, income taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by net sales. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements.
  Includes historical results of operations of the net assets acquired pursuant to the acquisitions of Page Two, Inc. and Kewe 3, Inc. (2001), Hallett Wire Products Company (2000), National Wholesale Fence Supply, Inc. (1999), Reforce Steel and Wire Corp. (1999), The Burke Group, LLC, Wholesale Fencing Supply, Inc., and Security Fence Supply Co., Inc. (1998).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. Our estimation process generally relates to potential bad debts, damaged and slow moving inventory, value of intangible assets, and health care and workers compensation claims. We base our judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes to the consolidated financial statements. Actual results could differ from our estimates.

We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are met generally at the time product is shipped but sometimes when the product reaches its destination. We maintain an allowance for doubtful accounts receivable by providing for specifically identified accounts where collectibility is questionable and a general allowance based on the aging of the receivables compared to past experience and current trends. A change in past experience or current trends could require a material change in our estimate of the allowance for doubtful accounts.

We reserve for damaged and slow moving inventory based on specific identification. The amount reserved is the recorded cost of the inventory minus its estimated realizable value. We capitalize to inventory, manufacturing and purchase price variances based on inventory turnover rates and expected annual variances, adjusted quarterly for actual variance and turnover rates.

We accrue estimated liabilities for workers compensation and claims incurred but not reported for our self-insured health care program. These accruals are based on current and historical trends. A change in the current or historical trends could require a material change in our estimate for this accrued liability.

We account for business acquisitions using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant reductions in the fair value of these acquired businesses could require us to record an impairment charge for the related goodwill.

The following is an analysis of our financial condition and results of operations. You should read this analysis in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included on pages 26 through 44 of this report.

General

MMI is a leading manufacturer and distributor of products used in the nonresidential, infrastructure and residential construction industries. Earnings were as follows:

	Fiscal Year
	(In Thousands)
	2001	2000	1999
Fence segment earnings	$ 14,526	$ 14,826	$ 18,473
Concrete Construction Products segment earnings	30,845	42,968	36,148
Corporate (1)	(2,719)	(2,563)	(3,642)
Earnings before interest and income taxes	42,652	55,231	50,979
Interest expense	25,189	23,203	19,453
Earnings before income taxes	17,463	32,028	31,526
Income taxes	7,522	12,856	12,926
Net income	$ 9,941	$ 19,172	$ 18,600

    Corporate represents only amortization of intangible assets and nonrecurring charges. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

Earnings before interest and income taxes ("EBIT") for 2001 decreased 22.8% as compared to 2000. This decrease is mostly attributable to declining net sales and gross margins in our Concrete Construction Products segment. The Fence segment suffered a difficult first quarter of 2001 in which earnings decreased $3.7 million from the same period of 2000, but the segment was able to recover most of this loss with a full year earnings decrease of $300,000. In 2000, EBIT increased 8.3% primarily due to business acquisitions in the Concrete Construction Products segment ($5.7 million), partially offset by declining results in the Fence segment. Corporate costs increased in 2001 and 2000 primarily as a result of the goodwill amortization from the business acquisition of Hallett Wire Products in February 2000. Corporate costs in 1999 included a nonrecurring charge in connection with the 1999 Recapitalization related to MMHC stock options granted in previous years to some of our employees. The aggregate effect of these expenses was $2.4 million ($1.4 million, net of tax).

Interest expense increased 8.6% in 2001 and 19.3% in 2000. The 2001 increase is primarily due to the issuance of $50.0 million in 13% senior subordinated notes ("13% Notes") in June 2001 to increase liquidity by paying down the revolving credit facility balance. The lower revolving credit facility balances and reduced interest rates partially offset the increase in subordinated notes interest. The 2000 interest expense increase was principally due to higher revolving credit facility balances, due to the Hallett acquisition and payment of dividends to MMHC, and an increase in interest rates over 1999.

The effective income tax rate increased in 2001 as earnings declined and fixed non-deductible goodwill amortization expense was a more significant element of earnings before income tax. In 2000 the rate declined primarily as a result of implementing income tax savings strategies.

Fence Segment

	Fiscal Years
	(In Thousands)
	2001	2000	1999
Net sales	$ 269,781	$ 276,185	$ 270,714
Gross profit	40,374	39,948	42,318
Gross profit margin	15.0%	14.5%	15.6%
SG&A and other expense	$ 25,848	$ 25,122	$ 23,845
Earnings before interest and income taxes	14,526	14,826	18,473

Net Sales. Net sales decreased 2.3% in 2001 and increased 2.0% in 2000. Net sales in 2001 fluctuated throughout the year primarily in connection with unfavorable and favorable weather conditions. During the first half of 2001 (primarily first quarter and April), colder weather in the Northeast and Midwest and rainy weather in the East and Southwest contributed to an overall decrease in sales of 11.8% as of second quarter 2001. Fourth quarter 2001 net sales increased 17.6% over fourth quarter 2000. This increase was primarily due to warmer weather nationwide and an increase in security fencing product orders, possibly as the result of the events of September 11, 2001. Net sales increased in 2000 primarily as the result of the full year impact of the 1999 acquisition of National Wholesale Fence which contributed an additional $10.8 million of sales, partially offset by the decline in sales to former customers of Security Fence (a 1998 business acquisition) who were competitors of our Merchants Metals fence division, and from fewer special order jobs. Distribution center openings and closings have not had a material effect on fiscal years 2001 or 2000.

Gross Profit. The Fence segment's gross profit margin increased to 15.0% in 2001 from 14.5% in 2000. This increase in margin is primarily due to nonrecurring expenses incurred in fiscal year 2000 related to the expansion/modernizing of a fence plant in the West region. Additionally, 2001 benefited from lower raw material costs for zinc and tubing, and changes in product mix to higher margin products. These increases to gross margin were partially offset by unfavorable manufacturing costs. Lower sales activity during the first half of 2001, combined with an inventory reduction program, led to a lower absorption of manufacturing plant costs into inventory. Cost inflation in labor rates and worker related benefit costs also contributed to the unfavorable impact on gross margin. During late fourth quarter 2000 and most of 2001, sales volume decreases triggered a reduction in this headcount and thus reduced expenses. These cost saving initiatives impacted the 2001 gross profit margin through the third quarter. Improved fourth quarter 2001 sales volume initiated the replacement of some employees, and increased other material handling expenses. The primary causes of the 2000 gross profit margin decline from 15.6% in 1999 were, in addition to the West region plant expenses, lower margins at Security Fence and a marginal increase in raw material costs. Security Fence margins declined in 2000 as a result of changes in product mix due to loss of sales to competitors of our Merchants Metals fence division. Fiscal year 2000 also had an increase in material handling expenses (primarily headcount growth) for the higher volume of sales, and further expectation of growth.

SG&A and Other Expense. SG&A increased 2.9% in 2001 and 5.4% in 2000. SG&A as a percentage of sales was 9.6%, 9.1%, and 8.8% for 2001, 2000, and 1999, respectively. The increase in expense and percentage of sales in 2001 was primarily due to the allocation of higher compensation and other expenses relating to the staffing of both a Chairman of the Board and Chief Executive Officer, whereas one person performed both roles in 2000. See Item 11 for more information about this staffing change. In addition, incentive compensation for the Fence segment increased in 2001. These increases were partially offset by lower bad debt experience than in the prior year, and reduced travel and advertising expenses. The increase in expense and percentage of sales in 2000 was principally due to the National Wholesale Fence acquisition, and higher bad debt expense resulting from several customers that had experienced financial difficulties and/or bankruptcy.

Concrete Construction Products Segment

	Fiscal Years
	(In Thousands)
	2001	2000	1999
Net sales	$ 232,108	$ 254,244	$ 209,891
Gross profit	48,849	60,845	51,958
Gross profit margin	21.0%	23.9%	24.8%
SG&A and other expense	$ 18,004	$ 17,877	$ 15,810
Earnings before interest and income taxes	30,845	42,968	36,148

Net Sales. Net sales decreased 8.7% in 2001 and increased 21.1% in 2000. Net sales in 2001 decreased due to unfavorable weather conditions in the first half of the year and the beginnings of a slowdown in nonresidential construction activity. Also contributing to the decrease in net sales were lower volumes and prices as competitors of certain products lowered their prices and management's decision to only selectively meet these pricing actions. The increase in 2000 was due to the acquisition of Hallett ($34.3 million) and increased concrete accessories sales.

Gross Profit. The segment's gross profit margin decreased from 23.9% in 2000 to 21.0% in 2001. This profit margin decline was primarily the result of unfavorable manufacturing cost absorption due to the impact of lower sales volume on plant efficiency, combined with increased labor rates and worker related benefit costs. An inventory reduction program in this segment also resulted in lowered production volumes and plant efficiencies. The remaining decline in margin was principally due to lower sales prices with some decline resulting from higher raw material costs. Partially offsetting these declines were increases in sales of higher margin products in the concrete accessories product line. In 1999 the segment's gross profit margin reached a historical high of 24.8%. The decline in 2000 was primarily the result of increased conversion costs, including labor and maintenance costs.

SG&A and Other Expense. SG&A increased 0.7% in 2001 and 13.1% in 2000. SG&A as a percentage of sales was 7.8%, 7.0%, and 7.5% for 2001, 2000, and 1999, respectively. The increase in expense and percentage of sales in 2001 was primarily due to the allocation of higher compensation and other expenses relating to the staffing of both a Chairman of the Board and Chief Executive Officer, whereas one person performed both roles in 2000. See Item 11 for more information about this staffing change. This increase and a marginal increase in bad debt expense were partially offset by reduced incentive compensation for this segment and the mesh product line reducing its sales force. The increase in expense and percentage of sales in 2000 was principally due to the Hallett Wire Products acquisition, and higher bad debt expense resulting from several customers that had experienced financial difficulties and/or bankruptcy.

Liquidity and Capital Resources

Cash Flows. Operating cash flow contributed $29.6 million of cash in 2001 compared to $28.5 million in 2000. Although 2001 net income declined $9.2 million as compared to the prior year, changes in operating assets and liabilities provided cash in 2001, a change of $11.4 million as compared to 2000 when changes in these accounts utilized cash. The primary source of this change was a reduction in inventory of $7.8 million. An active and growing market for our products and the implementation of an aggressive business plan as we entered 2000 resulted in inventory increases of $9.4 million which, when business began to slow in the fourth quarter of 2000, proved to be excessive. At the beginning of 2001 we began an inventory reduction program in recognition of this business slowdown. This fluctuation of decreasing inventory in 2001 and increasing inventory in 2000 generated a change in cash flow of $17.2 million in 2001 over 2000. Partially offsetting this 2001 cash flow from inventory reductions was a $3.0 million increase in accounts receivable, net due to the fourth quarter 2001 sales activity increase in our Fence segment. Average days sales outstanding ("DSO") ratio remained unchanged in 2001 as compared to 2000. DSO is at a level we believe is reasonable for the industries in which our segments operate.

Working capital was $83.0 million, $22.3 million and $79.2 million in 2001, 2000, and 1999, respectively. The decline in 2000 was due to the reclassification of our revolving credit facility to short-term debt prior to its maturity date in December 2001. This facility was amended and restated in October 2001, with a new maturity date in December 2006. The increase in working capital in 2001 was $60.7 million, of which $65.2 million was due to the reclassification of the revolving credit facility back to long-term debt. Working capital grows during the winter and spring seasons as inventory is built for the busier spring and summer sales seasons and for the resultant increase in accounts receivable. The revolving credit facility is positioned to cover this need.

Investing activities (primarily capital expenditures and business acquisitions) utilized $6.0 million of cash in 2001, as compared to $49.3 million and $22.3 million in 2000 and 1999, respectively. Business acquisitions were $2.1 million, $42.6 million, and $15.8 million in 2001, 2000, and 1999, respectively. Capital expenditures for expansion, improvement and replacement of property, plant and equipment have therefore been relatively low over the past three years. The aging of an expanding base (due to acquisitions) of machinery and equipment and the cost reduction opportunities provided by new technology and processes are expected to cause an increase in the level of future capital expenditures. Our 2002 budget for capital expenditures has increased to $15.9 million. Annual capital expenditures are currently limited to $20.0 million by our revolving credit facility.

Financing activities utilized $23.5 million of cash in 2001 and provided $21.3 million and $4.1 million in 2000 and 1999, respectively. Dividend payments to MMHC of $16.1 million in 2001 and $31.0 million in 2000 reflect cash utilization for the payment of interest and principal balance reduction of MMHC's subordinated credit facility. Our revolving credit facility and senior subordinated note indentures require us to meet certain restricted payment tests before dividends can be distributed to MMHC. Dividend payments in 2000 and 2001 include payment of cumulative qualified dividends from previous years when little or no dividends were paid. Dividend payments to MMHC over the next few years are expected to range from $8.0 million to $11.0 million depending on operating results and uses of cash for operations and business acquisitions. In 2001, proceeds of $48.5 million from the issuance of the 13% Notes were used for repayment of revolving credit facility obligations to enhance our liquidity for working capital needs, business acquisitions and dividend payments. The credit line of the revolving credit facility was decreased from $100.0 million to $75.0 million, a level we determined to sufficiently meet our liquidity needs. Cash provided in 2000 was primarily from the revolving credit facility, the major use of which was to fund the acquisition of Hallett Wire Products in February 2000.

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. Our EBITDA for fiscal years 2001, 2000, and 1999 was $56.5 million, $68.4 million, and $60.0 million, respectively. The decrease in EBITDA is primarily due to lower income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed above. The increase in EBITDA in 2000 was primarily from the result of net sales and gross profit resulting from acquisitions, reduced raw material costs and other changes as discussed in the segment analysis in the year to year comparisons above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization.

Senior Subordinated Notes. On April 16, 1997, we issued $120.0 million of 11.25% senior subordinated notes ("11.25% Notes"). The net proceeds of $116.0 million, after fees and expenses, were used to:

    distribute $57.1 million to MMHC for the redemption of preferred stock and stock options issued in MMHC's 1996 recapitalization to investors in MMHC and employees, respectively;
    repay the entire $10.0 million principal amount, plus accrued interest, on a senior subordinated secured note payable;
    repay our remaining indebtedness under a term loan facility of $11.4 million; and
    reduce our indebtedness under the revolving credit facility.

On February 12, 1999, we issued $30.0 million of a new series of the 11.25% Notes. The net proceeds of approximately $31 million, including original issuance premium, after fees and expenses, were used to reduce our borrowings under the revolving credit facility.

On July 6, 2001, we issued $50.0 million of 13% Notes in a private offering. On March 6, 2002, we exchanged $38.7 million in principal amount of the 13% Notes, on a par-for-par basis, for newly issued 11.25% Notes plus an aggregate cash payment of approximately $3 million funded by the revolving credit facility. The aggregate cash payment was calculated by adding (i) the present value, as of the date of exchange, of the difference between the remaining interest payments on the 13% Notes versus the 11.25% Notes, and (ii) the difference between the accrued and unpaid interest on the 13% Notes and the 11.25% Notes between the last interest payment date and the date of exchange.

Our senior subordinated notes are subject to "Change in Control" provisions. These provisions state that a change in control exists, subject to exceptions, if any of the following occurs; a sale of substantially all of our assets, the liquidation or dissolution of our company, a change in the beneficial ownership of more that 50% of the total voting power of the voting stock, or the majority of the members of the board of directors of our company do not continue as directors. If a change in control exists, each holder will have the right to require us to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

Credit Facility. Our revolving credit facility provides for maximum borrowings of $75.0 million, which was decreased from $100.0 million effective with the amended and restated agreement, effective October 30, 2001. We believe that the new credit facility, together with cash from operations, will be sufficient to meet liquidity needs. Borrowings under our credit facility bear interest, at our option at either (i) the base rate (as announced from time to time by Fleet National Bank) plus 0.25% or (ii) the Eurodollar Base Rate for the applicable Eurodollar Interest Period plus an adjustable margin, which ranges from 1.25% to 2.75% (currently at 1.25%), based on the ratio of total funded indebtedness to previous 12 months adjusted earnings from operations. Borrowings bearing interest at Eurodollar rates plus 1.25% are denominated in short-term obligations of LIBOR with one to six month maturities. We are required to pay a commitment fee of 1/2 of 1.0%, per annum, of the unused portion of the credit facility, which is an amount equal to the $75.0 million maximum borrowable amount less the amount actually borrowed, and various other fees. We paid a closing fee of $375,000 to effect the new agreement. The revolving credit facility is secured by all of our assets and stock, and guaranteed by MMHC. The terms of the revolving credit facility contain, among other provisions, covenants that require us to maintain a fixed charge ratio at no less than a designated amount, limit the amount of additional indebtedness, and limit the creation or existence of liens. The covenants also set certain restrictions on acquisitions, mergers and sales of assets. Our distribution of dividends to MMHC is only permitted under the revolving credit facility if certain tests as set forth in the loan agreement are met.

The following summarizes our contractual obligations at December 29, 2001, and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (In Thousands)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$ 200,000	$ --	$ --	$ --	$ 200,000
Capital lease obligations	4,799	2,164	2,574	61	--
Operating leases	20,588	6,434	10,761	3,393	--
Total contractual cash obligations	$ 225,387	$ 8,598	$ 13,335	$ 3,454	$ 200,000

We expect that cash flows from operations and the borrowing availability under our revolving credit facility will provide sufficient liquidity to meet our normal operating requirements, capital expenditure plans and allowable dividends to MMHC.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market share. The borrowing availability under our revolving line of credit facility and our additional borrowing capability are expected to be the financing source for such acquisitions. It is possible that, depending on our future operating cash flows and the size of potential acquisitions, we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indentures and revolving credit facility. We will also pay dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indentures and revolving credit facility loan agreement.

Seasonality. Our products are used in the nonresidential, infrastructure, and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on our sales and profitability. The highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters.

Effect of Inflation

The impact of inflation on our operations has not been significant in recent years. We cannot assure you, however, that a high rate of inflation in the future will not have an adverse effect on our operating results.

Cautionary Note Regarding Forward Looking Statements

The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements in this report could differ materially from those contemplated by such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including without limitations, the portions of such statements under the caption referenced above, and the uncertainties set forth from time to time in our other public reports and filings and public statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $75.0 million revolving credit facility and our senior subordinated notes. Borrowings under our $75.0 million credit facility bear interest, at our option, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus an adjustable margin, which ranges from 1.25% to 2.75% (currently at 1.25%) based on our previous 12 month adjusted earnings from operations. See Note 5 to the consolidated financial statements included in Item 8. For fiscal year 2001 and 2000, the average daily balance outstanding under our credit facilities were $40.7 million and $56.0 million, respectively. In 2002, absent any business acquisitions, we expect the average balance of this facility to be approximately $14 million. Based on this balance, a one percent change in the interest rate would cause a change in interest expense of approximately $0.2 million. A one percent change in the interest rate in fiscal year 2000 would have caused a change in interest expense of approximately $560,000.

Our $200.0 million of senior subordinated notes payable are exposed to changes in fair value. At December 29, 2001, the estimated fair value of the notes was $186.5 million. At December 30, 2000, $150.0 million of senior subordinated notes were outstanding, with an estimated fair value of $146.3 million. The estimated fair values are based on the quoted market prices. The variation in fair value is a function of market interest rate changes and the investor perception of the investment.

We have exposure to price fluctuations associated with steel rod, our primary raw material. We negotiate purchase commitments from one to nine months in advance to limit our exposure to price fluctuations and ensure availability of the materials. Approximately half of our steel rod is purchased from foreign sources. Such purchases are denominated in U.S. dollars. Our ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Most steel rod imports are subject to a three-year, tariff-rate quota that commenced in March 2000. In addition, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries await review by the U.S. Department of Commerce and the International Trade Commission. Because steel rod comprises a substantial portion of our cost of goods sold (approximately 25% in fiscal 2001), any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations. Although we have historically been able to pass along increases in steel rod prices to our customers, competitive pressures may prevent us from doing so in the future. A decrease in our volume of raw material purchases could also result in us being unable to secure volume purchase discounts that we have received in the past which would reduce cash flows from operations and thus jeopardize our ability to service debt obligations and obtain additional financing to grow our business.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder
MMI Products, Inc.

We have audited the accompanying consolidated balance sheets of MMI Products, Inc. as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Products, Inc. at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 1, 2002

MMI PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

ASSETS	December 29, 2001	December 30, 2000
Current assets:
Cash and cash equivalents	$ 2,767	$ 3,015
Accounts receivable, net of allowance for doubtful accounts of $1,813 and $1,164, respectively	64,902	61,906
Inventories	76,266	83,428
Deferred income taxes	3,530	2,232
Prepaid expenses and other current assets	2,346	2,559
Total current assets	149,811	153,140
Property, plant and equipment, net	78,456	84,243
Goodwill and other intangibles	51,060	52,915
Deferred charges and other assets	7,168	5,390
Total assets	$ 286,495	$ 295,688

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	40,487	44,830
Accrued liabilities	15,939	14,447
Accrued interest	5,173	4,087
Due to MMHC	3,085	90
Current maturities of long-term obligations	2,164	67,397
Total current liabilities	66,848	130,851
Long-term obligations	216,131	154,687
Deferred income taxes	13,902	14,099

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive loss, net of tax of $392 and $241, respectively	(612)	(376)
Retained deficit	(25,476)	(19,275)
Total stockholder's deficit	(10,386)	(3,949)
Total liabilities and stockholder's deficit	$ 286,495	$ 295,688

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)

	Fiscal Years Ended
	December 29, 2001	December 30, 2000	January 1, 2000

Net sales	$ 501,889	$ 530,429	$ 480,605
Cost of sales	412,666	429,636	386,329
Gross profit	89,223	100,793	94,276
Selling, general and administrative expense	46,265	45,310	40,227
Nonrecurring expense - stock compensation (Note 2)	--	--	2,441
Other expense, net	306	252	629
Income before interest and income taxes	42,652	55,231	50,979
Interest expense	25,189	23,203	19,453
Income before income taxes	17,463	32,028	31,526
Provision for income taxes	7,522	12,856	12,926
Net income	$ 9,941	$ 19,172	$ 18,600

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance at January 2, 1999	$ 252	$ 13,009	$ (26,047)	$ (221)	$ (13,007)

Net income	--	--	18,600	--	18,600
Additional minimum pension liability, net of tax	--	--	--	272	272
Comprehensive income					18,872
Contribution of capital -	--	--	--	--
stock options (Note 2)	--	2,441	--	--	2,441
Balance at January 1, 2000	252	15,450	(7,447)	51	8,306

Net income	--	--	19,172	--	19,172
Additional minimum pension liability, net of tax	--	--	--	(427)	(427)
Comprehensive income					18,745
Dividend to MMHC (Note 2)	--	--	(31,000)	--	(31,000)
Balance at December 30, 2000	252	15,450	(19,275)	(376)	(3,949)

Net income	--	--	9,941	--	9,941
Additional minimum pension liability, net of tax	--	--	--	(236)	(236)
Comprehensive income					9,705
Dividend to MMHC (Note 2)	--	--	(16,142)	--	(16,142)
Balance at December 29, 2001	$ 252	$ 15,450	$ (25,476)	$ (612)	$ (10,386)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Fiscal Years Ended
	December 29, 2001	December 30, 2000	January 1, 2000
Operating activities:
Net income	$ 9,941	$ 19,172	$ 18,600
Adjustments to reconcile net income to net cash by operating activities:
Depreciation and amortization	13,841	13,176	9,033
Amortization of bond premium	(264)	(265)	(234)
Nonrecurring expenses - stock compensation	--	--	2,441
Provision for losses on accounts receivable	1,590	1,293	1,471
Deferred income taxes	(1,495)	647	92
Loss on sale of equipment	162	275	225
Other	211	--	--
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(4,172)	2,814	(633)
Inventories	7,797	(9,362)	(5,193)
Prepaid expenses and other assets	1,625	(140)	526
Accounts payable and accrued liabilities	(2,472)	2,279	(8,428)
Income taxes payable	(153)	(696)	24
Due to MMHC	2,995	(654)	823
Net cash provided by operating activities	29,606	28,539	18,747
Investing activities:
Capital expenditures	(4,605)	(6,933)	(6,631)
Proceeds from sale of equipment	305	297	48
Acquisitions, net of cash acquired	(2,058)	(42,605)	(15,764)
Other	31	(28)	--
Net cash used in investing activities	(6,327)	(49,269)	(22,347)
Financing activities:
Proceeds from debt obligations	256,092	256,177	174,008
Payments on debt and capital lease obligations	(260,921)	(203,597)	(168,892)
Dividend to MMHC	(16,142)	(31,000)	--
Debt costs	(2,556)	(265)	(1,065)
Net cash provided by (used in) financing activities	(23,527)	21,315	4,051
Net change in cash and cash equivalents	(248)	585	451
Cash and cash equivalents, beginning of period	3,015	2,430	1,979
Cash and cash equivalents, end of period	$ 2,767	$ 3,015	$ 2,430
Supplemental Cash Flow Information:
Supplemental disclosure of non-cash investing activities:
Issuance of capital lease obligations for capital expenditures	1,304	1,435	2,790
Cash paid for interest	23,222	22,364	18,625
Cash paid for income taxes	8,966	13,940	13,075

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2001

1. Description of Business and Significant Accounting Policies

Description of Business

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiary, MMI Management, Inc., and their partnership interests in MMI Management Services L.P. (collectively, "MMI"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). MMI is a manufacturer and distributor of products used in the residential, nonresidential and infrastructure construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar.

Fiscal Year

MMI follows a 52-53 week fiscal year ending on the Saturday closest to December 31. The 2001, 2000 and 1999 fiscal years refer to the fifty-two week periods ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are met generally at the time product is shipped but sometimes when the product reaches its destination.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

All demand deposits and time deposits with original maturities of three months or less when purchased are considered to be cash equivalents.

Inventories

Inventories are valued at the lower of average cost or market for most of our operating business units. The welded wire mesh division of the Concrete Construction Products segment values its inventory at the lower of first in, first out ("FIFO") cost or market.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Rental equipment 7 to 10 years

Depreciation expense was $11,122,000, $10,613,000 and $7,834,000 for fiscal years 2001, 2000 and 1999, respectively.

Major capital upgrades are capitalized. Maintenance, repairs and minor upgrades are expensed as incurred. Gains and losses from dispositions are included in the results of operations.

Certain machinery and equipment is leased under capital leases. Assets recorded under capital leases are amortized over the period of the respective leases with the related amortization included in depreciation expense. Assets under these obligations, totaling $4,278,000 and $4,732,000 at December 29, 2001 and December 30, 2000, respectively, are included in property, plant and equipment in the accompanying consolidated balance sheets.

Goodwill

Goodwill represents the excess cost of companies acquired over the fair value of their net identifiable tangible and intangible assets. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 40 years. The carrying value of goodwill, as well as the related amortization periods, is periodically evaluated to determine whether adjustments to the carrying value or related lives are required. This evaluation is based on a projection of undiscounted cash flows of the acquired operations over the remaining amortization period. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related goodwill, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows.

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

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Concentration of Credit Risk

Financial instruments that could potentially subject the company to concentrations of credit risk are accounts receivable. The creditworthiness of customers is continuously evaluated and generally does not require collateral. No customer accounted for 10% or more of consolidated net sales for fiscal years 2001, 2000 and 1999.

Fair Value of Financial Instruments

The recorded value of monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, are considered to approximate their respective fair values at December 29, 2001 and December 30, 2000. The carrying values of senior subordinated debt are approximately $200 million and $150 million versus estimated fair values of $186.5 million and $146.3 million, at December 29, 2001 and December 30, 2000, respectively. The estimated fair values are based on the quoted market prices. The fair value of the revolving credit facility is approximately its carrying value.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements in order to conform to the 2001 presentation.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. MMI will adopt the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The impact of applying the impairment provisions of the Statement has not yet been determined. The maximum possible increase to income before income taxes on an annual basis as a result of the nonamortization of goodwill is estimated to be approximately $2 million.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Asset. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. MMI does not anticipate that the adoption of this Statement will have a material impact on its financial position or results of operations.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2. 1999 Recapitalization

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

Availability of cash at MMHC to pay the MMHC Credit Facility interest and cumulative preferred dividends is principally dependent upon MMI's cash flows. MMI's Revolving Credit Facility agreement and senior subordinated notes indenture require MMI to meet certain restricted payment tests before any dividends can be distributed to MMHC. MMI paid dividends of $16.1 million and $31.0 million to MMHC in 2001 and 2000, respectively, for payments applied to the MMHC Credit Facility.

As a result of the 1999 Recapitalization, MMI recognized a non-cash stock compensation charge of $2.4 million ($1.4 million net of tax) related to the redemption of MMHC stock options granted in previous years to certain employees of MMI.

3. Acquisitions of Businesses

On February 1, 2001, certain assets of Page Two, Inc. and Kewe 3, Inc. were purchased for cash of $2.0 million, which was funded from the revolving credit facility. The assets primarily consist of a production line, located in Bartonville, Illinois, which applies an aluminum coating on strand wire. The acquisition was accounted for as a purchase. The excess purchase price over the preliminary estimate of the fair value of the assets acquired of $0.9 million is currently being amortized over 20 years.

4. Details of Certain Balance Sheet Items

Inventories consisted of the following:

	(In Thousands)
	December 29, 2001	December 30, 2000
Raw materials	$ 18,918	$ 20,554
Work-in-process	819	343
Finished goods	56,529	62,531
	$ 76,266	$ 83,428

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property, plant, and equipment consist of the following:

	(In Thousands)
	December 29, 2001	December 30, 2000
Land	$ 5,911	$ 5,911
Buildings and improvements	29,203	28,555
Machinery and equipment	93,978	90,792
Rental equipment	4,225	4,954
Less accumulated depreciation	54,861	45,969
Total property, plant, and equipment, net	$ 78,456	$ 84,243

Machinery and equipment under capital lease obligations amount to $4,278,000 and $4,732,000 net of accumulated amortization $5,769,000 and $4,890,000 at December 29, 2001 and December 30, 2000, respectively.

Goodwill and other intangible assets consisted of the following:

	(In Thousands)
	December 29, 2001	December 30, 2000	Estimated Lives
Goodwill	$ 56,818	$ 55,980	10 - 40 years
Customer lists and other	3,024	4,022	3 - 20 years
	59,842	60,002
Less accumulated amortization	8,782	7,087
	$ 51,060	$ 52,915

Intangible assets are amortized on a straight-line basis over their respective estimated lives. Total amortization expense for fiscal years 2001, 2000 and 1999 was $2,719,000, $2,563,000 and $1,199,000, respectively.

Accrued liabilities consisted of the following:

	(In Thousands)
	December 29, 2001	December 30, 2000
Accrued compensation	$ 4,860	$ 4,591
Accrued insurance	2,650	2,465
Accrued retirement benefits	2,076	1,732
Other accrued liabilities	6,353	5,659
	$ 15,939	$ 14,447

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	(In Thousands)
	December 29, 2001	December 30, 2000
Revolving Credit Facility	$ 12,630	$ 65,173
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (including premium of $1,374 and $1,638, respectively)	151,374	151,638
13% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15	50,000	--
Capital lease obligations	4,291	4,937
Other notes payable	--	336
	218,295	222,084
Less current maturities	2,164	67,397
Long-term obligations	$ 216,131	$ 154,687

Scheduled maturities of long-term debt, including capital lease obligations, are as follows:

(In Thousands)
	Long-Term Debt	Capital Leases
2002	$ --	$ 2,164
2003	--	1,418
2004	--	860
2005	--	296
2006	12,630	61
2007 and thereafter	200,000	--
	212,630	4,799
Less amount representing interest	--	508
	$ 212,630	$ 4,291

Revolving Credit Facility

On October 30, 2001, the senior credit facility was amended and restated to extend its term to December 12, 2006. The facility provides for a revolving credit not to exceed $75.0 million, which was decreased from $100.0 million effective with the new agreement. Borrowings under the credit facility are limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 50% of eligible finished goods inventory plus 65% of eligible raw materials inventory plus 85% of eligible receivables. The amount borrowable against finished goods inventory and raw materials inventory is further limited to $45.0 million.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Borrowings under the credit facility bear interest, at MMI's option, at either (i) the base rate (as announced from time to time by Fleet National Bank) plus 0.25% or (ii) the Eurodollar Base Rate for the applicable Eurodollar Interest Period plus an adjustable margin, which ranges from 1.25% to 2.75% (currently at 1.25%) based on a ratio of our total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as EBITDA). Borrowings bearing interest at Eurodollar rates have historically been denominated in short-term obligations of LIBOR with one to six month maturities. On December 29, 2001 there were no outstanding borrowings under LIBOR. As of December 29, 2001, the average interest rate for this facility was 6.68%.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, limitations on incurrence of indebtedness, imposition of liens on assets, capital expenditures, mergers and consolidations, disposition of assets, payment of dividends and other distributions, repayment or repurchase of subordinated indebtedness prior to maturity. The annual capital expenditure limitation is $20.0 million. At December 29, 2001, MMI was in compliance with these covenants.

The revolving credit facility is secured by all assets and stock and is guaranteed by MMHC. Borrowing availability under the revolving credit facility at December 29, 2001, after taking into account borrowing base restrictions and outstanding borrowings and letters of credit, was approximately $59 million. Outstanding letters of credit (which cannot exceed $20.0 million) totaled $2.9 million and $2.0 million at December 29, 2001 and December 30, 2000, respectively.

Senior Subordinated Notes

  11.25% Notes

On April 16, 1997, MMI issued $120.0 million of 11.25% Notes due 2007. The net proceeds of $116.0 million, after fees and expenses, were used to (i) distribute $57.1 million to MMHC for the redemption by MMHC of certain of its equity interests, (ii) repay the entire $10.0 million principal amount, plus accrued interest, on a senior subordinated secured note payable, (iii) repay MMI's remaining indebtedness under a term loan facility of $11.4 million and (iv) reduce MMI's indebtedness under a revolving credit facility. The senior subordinated notes are general unsecured obligations of MMI and are subordinated to MMI's revolving credit facility.

On February 12, 1999, MMI issued $30.0 million of 11.25% Notes due 2007. The net proceeds of approximately $31 million, which include the original issuance premium, after fees and expenses, were used to reduce the borrowings under the revolving credit facility. The effective interest rate of these notes is 10.5% per annum.

  13% Notes

On July 6, 2001, MMI issued $50.0 million of 13% Notes in a private offering. The net proceeds of approximately $49 million, after fees and expenses, were used to reduce borrowings under the revolving credit facility.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

  Redemption Options

The 11.25% and 13% Notes may be redeemed at the option of MMI, in whole or in part, at any time on or after April 15, 2002 at the prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated:

Year	11.25% Notes Percentage	13% Notes Percentage
2002	105.625%	106.500%
2003	103.750%	104.333%
2004	101.875%	102.167%
2005 and thereafter	100.000%	100.000%

  Change in Control Provision

The 11.25% and 13% Notes are subject to a "Change in Control" provision. This provision states that a change in control exists if either of the following occurs; a sale of substantially all assets, the liquidation or dissolution of MMI, a change in the beneficial ownership of more that 50% of the total voting power of the voting stock, or the majority of the members of the Board of Directors do not continue as directors. If a change in control exists, each holder will have the right to require us to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

6. Commitments and Contingencies

MMI leases warehouse and office space and certain machinery and equipment under operating leases. Future minimum lease payments on non-cancelable operating leases with remaining terms of one or more years consisted of the following at December 29, 2001 (in thousands):

2002	$ 6,434
2003	5,132
2004	3,448
2005	2,181
2006	1,053
2007 and thereafter	2,340
Total	$ 20,588

Total rental expense for fiscal years 2001, 2000 and 1999 was $8,316,000, $7,876,000 and $6,228,000, respectively.

MMI is involved in a number of legal actions arising in the ordinary course of business. The various asserted claims and litigation in which it is involved are judged to not materially affect financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Employee Benefit Plans

Defined Contribution Plans

401(k) Plan. Through January 31, 2002, MMI maintained two defined contribution plans - the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan") and the MMI Products, Inc. Pension Plan (the "Pension Plan"). Effective February 1, 2002, the two plans have been merged. The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Merged Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Merged Plan. MMI will match employee contributions of up to 2% of their individual compensation at a rate of 50%. MMI will also contribute a discretionary amount to the Merged Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees covered by a collective bargaining agreement have not been eligible for the previous plans nor are eligible under the Merged Plan.

Under the Merged Plan, vesting in MMI's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution will be over a three year period.

MMI's contributions to the 401(k) Plan and the Pension Plan for fiscal years 2001, 2000 and 1999 were $2,042,000, $1,566,000 and $1,444,000, respectively.

Defined Benefit Plans

MMI maintains a retirement plan which covers certain employees under a collective bargaining agreement. Plan benefits are based primarily on years of service. It is the policy of MMI to fund this plan currently based upon actuarial determinations and applicable tax regulations.

	Fiscal Years
	(In Thousands)
	2001	2000
Change in benefit obligation:
Obligation at beginning of year	$ 2,697	$ 2,257
Service cost	105	79
Interest cost	205	171
Plan amendments	--	120
Actuarial loss	26	312
Benefit payments	(204)	(242)
Obligation at end of year	$ 2,829	$ 2,697

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Years
	(In Thousands)
	2001	2000
Change in plan assets:
Fair value of plan assets at beginning of year	$ 2,435	$ 2,292
Actual return on plan assets	210	207
Employer contributions	176	350
Actuarial loss	(400)	(172)
Benefit payments	(204)	(242)
Fair value of plan assets at end of year	2,217	2,435
Funded status at end of year	(612)	(262)
Unamortized prior-service cost	171	195
Unrecognized loss	1,004	617
Net amount recognized	$ 563	$ 550

	(In Thousands)
Amounts recognized in the consolidated balance sheets consist of:	December 29, 2001	December 30, 2000
Accrued benefit costs	$ (612)	$ (262)
Intangible asset	171	195
Other comprehensive loss	1,004	617
Net amount recognized	$ 563	$ 550

The plan's accumulated benefit obligation was $2,829,000 and $2,697,000 for fiscal years 2001 and 2000, respectively.

	Fiscal Years
	(In Thousands)
Components of net periodic benefit cost:	2001	2000	1999
Service cost	$ 105	$ 79	$ 73
Interest cost	205	171	153
Expected return on plan assets	(210)	(207)	(160)
Amortization of prior-service cost	24	11	11
Amortization of net loss	39	--	15
Net periodic benefit cost	$ 163	$ 54	$ 92

The amounts included within other comprehensive income arising from changes in the additional minimum pension liability for fiscal years 2001 and 2000 was a net of tax charge of $236,000 and $427,000, respectively.

The prior-service costs are amortized on a straight-line basis over the average remaining working lifetime of participants. Gains and losses in excess of 10% of the greater of benefit obligation and the market-related value of assets are amortized over the average remaining working lifetime of participants expected to receive benefits.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Years
	2001	2000
Weighted average assumptions:
Discount rate	7.25%	7.75%
Expected long-term rate of return on assets	8.50%	8.50%

MMI also contributes to certain multi-employer, defined benefit plans covering certain employees under other collective bargaining agreements. Total expenses for these plans were $441,000, $447,000 and $345,000 for fiscal years 2001, 2000 and 1999, respectively.

Stock Options

On November 12, 1999 options for 15,660 shares of MMHC Class A Common Stock were redeemed at a price of $1.00 per share in connection with the 1999 Recapitalization transaction. All outstanding stock options were redeemed in this transaction and subsequently the plan was terminated.

8. Income Taxes

Significant components of the provision for income taxes, which are not allocated to the business segments, are as follows:

	Fiscal Years
	(In Thousands)
	2001	2000	1999
Current:
Federal	$ 7,753	$ 10,612	$ 10,482
State and local	1,112	1,322	2,352
	8,865	11,934	12,834
Deferred:
Federal	(1,205)	798	76
State and local	(138)	124	16
	(1,343)	922	92
Total current and deferred	$ 7,522	$ 12,856	$ 12,926

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows for fiscal years 2001, 2000, and 1999:

	Fiscal Years
	(In Thousands)
	2001	2000	1999

Tax at U.S. statutory rate	$ 6,112	$ 11,210	$ 11,034
State and local income taxes, net of federal benefit	590	924	1,587
Goodwill	500	466	127
Other, net	320	256	178
Total	$ 7,522	$ 12,856	$ 12,926

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of MMI's deferred tax liabilities and assets are as follows:

(In Thousands)
	December 29, 2001	December 30, 2000
Deferred tax liabilities:
Property, plant, and equipment	$ 13,219	$ 13,593
Intangible assets	1,049	861
Other	--	265
Total deferred tax liabilities	14,268	14,719
Deferred tax assets:
Inventory valuation	894	577
Allowance for doubtful accounts	844	454
Self-insurance accruals	1,033	958
Other	1,125	863
Total deferred tax assets	3,896	2,852
Net deferred tax liabilities	$ 10,372	$ 11,867

For the fiscal years 2001 and 2000, MMI has recorded a deferred tax benefit of $151,000 and $275,000, respectively, from the changes in the additional minimum pension liability that is recorded as part of accumulated other comprehensive income.

9. Segment Reporting

Four operating units are aggregated into two reportable segments: Fence and Concrete Construction Products. The Fence segment has two operating units that offer similar products and services. The Concrete Construction Products segment has two operating units that offer complimentary products and services within the concrete construction industry.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fence Segment

The Fence segment manufactures chain link fence fabric, a full line of aluminum die cast and galvanized pressed steel fittings, ornamental iron products, PVC color coated wire and vinyl coated color pipe, tubing and fittings. In addition, the segment also distributes many different fence products including pipe, tubing, wood, vinyl, aluminum, and ornamental iron fence products, gates, hardware, and other related products. The fence products are used in numerous residential and nonresidential applications.

Concrete Construction Products Segment

The Concrete Construction Products segment manufactures wire mesh and a variety of concrete accessories. Concrete accessories include supports for steel reinforcing bars and wire mesh, form ties, welded dowel assemblies, anchors and inserts. The concrete construction products are used in the construction of roads, bridges and other heavy construction projects including nonresidential buildings.

The accounting policies of the reportable segments are the same as those described in Note 1. MMI evaluates the performance of its business units based upon their return on invested capital elements and other performance measurements.

Summarized financial information concerning the reportable segments is presented in the following tables. The Corporate column for earnings before interest and income taxes represents only amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

	Fiscal Year 2001
	(In Thousands)
	Fence	Concrete Construction Products	Corporate	Total
External sales	$ 269,781	$ 232,108	$ --	$ 501,889
Earnings before interest and income taxes	14,526	30,845	(2,719)	42,652
Interest expense	--	--	25,189	25,189
Income taxes	--	--	7,522	7,522
Net income	14,526	30,845	(35,430)	9,941
Depreciation and amortization	4,461	6,661	2,719	13,841
EBITDA (2)	18,987	37,506	--	56,493
Segment assets (3)	101,740	119,329	65,426	286,495
Capital expenditures	1,173	3,413	19	4,605

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year 2000
	(In Thousands)
	Fence	Concrete Construction Products	Corporate	Total
External sales	$ 276,185	$ 254,244	$ --	$ 530,429
Earnings before interest and income taxes	14,826	42,968	(2,563)	55,231
Interest expense	--	--	23,203	23,203
Income taxes	--	--	12,856	12,856
Net income	14,826	42,968	(38,622)	19,172
Depreciation and amortization	4,203	6,410	2,563	13,176
EBITDA (2)	19,029	49,378	--	68,407
Segment assets (3)	105,331	123,821	66,536	295,688
Capital expenditures	3,010	3,772	151	6,933

	Fiscal Year 1999
	(In Thousands)
	Fence	Concrete Construction Products	Corporate	Total
External sales	$ 270,714	$ 209,891	$ --	$ 480,605
Nonrecurring expenses (1)	--	--	2,441	2,441
Earnings before interest and income taxes	18,473	36,148	(3,642)	50,979
Interest expense	--	--	19,453	19,453
Income taxes	--	--	12,926	12,926
Net income	18,473	36,148	(36,021)	18,600
Depreciation and amortization	3,647	4,187	1,199	9,033
EBITDA (2)	22,120	40,333	(2,441)	60,012
Segment assets (3)	107,219	94,791	41,473	243,483
Capital expenditures	2,153	4,385	93	6,631

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

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10. Quarterly Financial Data (Unaudited)

	2001 (by fiscal quarter)
	(In Thousands)
	1	2	3	4
Net sales	$ 106,022	$ 137,758	$ 137,304	$ 120,805
Gross profit	16,653	26,137	26,099	20,334
Net income (loss)	(784)	5,394	5,071	260

		2000 (by fiscal quarter)
	(In Thousands)
	1	2	3	4
Net sales	$ 119,791	$ 149,888	$ 144,739	$ 116,011
Gross profit	23,130	30,507	27,510	19,646
Net income	3,691	7,509	5,791	2,181

11. Subsequent Event (Unaudited)

On July 6, 2001, we issued $50.0 million of 13% Notes in a private offering. On March 6, 2002, we exchanged $38.7 million in principal amount of the 13% Notes, on a par-for-par basis, for newly issued 11.25% Notes plus an aggregate cash payment of approximately $3 million funded by the revolving credit facility. The aggregate cash payment was calculated by adding (i) the present value, as of the date of exchange, of the difference between the remaining interest payments on the 13% Notes versus the 11.25% Notes, and (ii) the difference between the accrued and unpaid interest on the 13% Notes and the 11.25% Notes between the last interest payment date and the date of exchange.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth relevant information regarding our directors and executive officers, including their respective ages.

Name	Age	Position
Julius S. Burns	69	Chairman and Director
Thomas F. McWilliams	59	Director
Carl L. Blonkvist	65	Director
Stuyvesant P. Comfort	31	Director
John M. Piecuch	53	President, Chief Executive Officer, and Director
Robert N. Tenczar	52	Vice President, Chief Financial Officer and Secretary
James M. McCall	59	Vice President; President of Ivy Steel and Wire Division
Davy J. Wilkes	64	Vice President; President of Meadow Burke Products Division

Julius S. Burns has been Chairman of our board since January 2, 2001. Until December 1, 2001, he served as our President and Chief Executive Officer for 12 years. Prior to that he served for 13 years as President and General Manager of Ivy Steel & Wire Company, Inc. Mr. Burns has 35 years of related industry experience.

Thomas F. McWilliams has been a director since 1992. Mr. McWilliams is a Managing Director of Citicorp Venture Capital, Ltd. ("CVC"), a small business investment company, and a managing partner of CVC Equity Partners. He has been affiliated with CVC since 1983. Mr. McWilliams is a member of CVC's investment committee. Mr. McWilliams is a director of Chase Industries, Inc., Ergo Science Corporation, Polar Corporation, Royster Clark Group, Inc., Strategic Industries, Inc. and Watermark Communities, Inc.

Carl L. Blonkvist has been a director since April 1997. Mr. Blonkvist is President and Chief Operating Officer of Page-Wheatcroft & Co. Mr. Blonkvist was Senior Vice President of Coca-Cola Foods from January 1994 to April 1996, and was a Senior Partner of Computer Science Corporation, a consulting firm, from 1991 to 1994. In 1984, Mr. Blonkvist formed Paragon Consulting Group, a consulting firm specializing in operations strategy, which was purchased by Computer Science Corporation in 1991. Mr. Blonkvist spent twenty years with Booz, Allen, and Hamilton as Senior Vice President and National Leader of their Operations practice.

Stuyvesant P. Comfort has been a director since December 1999. Mr. Comfort is a Director of Citicorp Venture Capital, Ltd. Mr. Comfort was an executive at Alchemy Partners, a U.K.-based private equity advisor, and was affiliated with Alchemy Partners from February 1999 to February 2000. Mr. Comfort previously served in the strategic investments and acquisitions group of Microsoft Corporation from March 1996 to December 1998.

John M. Piecuch has been our President and Chief Executive Officer and a director since December 17, 2001. Mr. Piecuch was the President and Chief Executive Officer of Lafarge Corporation, one of the largest construction material companies in North America from October 1, 1996 to May 8, 2001. Mr. Piecuch is a director of Brampton Brick Limited, a Canadian producer of construction and industrial products.

Robert N. Tenczar has been our Vice President, Chief Financial Officer and Secretary since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, Houston, Texas, his last assignment as Vice President - Finance of its EnviroTech Controls division.

James M. McCall has been employed by us and our predecessors in various management positions of increasing responsibility since 1975, as General Manager of Wire Mesh operations since 1989 and the President of the Ivy Steel and Wire division since 1999. Mr. McCall has 36 years of related industry experience.

Davy J. Wilkes has been employed by us and our predecessors since 1974, as General Manager of Concrete Accessories operations since November 1992 and the President of the Meadow Burke Products division since 1999. Mr. Wilkes has 40 years of related industry experience.

Each director holds office until our next annual meeting of stockholders or until their successor is duly elected and qualified. All officers are elected annually and serve at the direction of our board of directors. Our directors are reimbursed for all expenses actually incurred for each board meeting which they attend. One member of our board of directors, Mr. Blonkvist, receives a fee of $2,000 per meeting he attends. The other members of our board of directors do not receive a fee for any meetings they attend. Our executive officers are elected by our board of directors to serve at the discretion of our board.

Indemnification of Directors

We have entered into indemnification agreements with our directors and executive officers pursuant to which we will indemnify these persons against expenses (including attorney's fees), judgments, fines and amounts paid in settlement incurred as a result of the fact that any of these persons in his or her capacity as a director or officer, is made or threatened to be made a party to any suit or proceeding. These persons will be indemnified to the fullest extent now or hereafter permitted by the General Corporation Law of the State of Delaware.

The indemnification agreements also provide for the advancement of expenses to such directors and officers in connection with any such suit or proceeding.

Item 11. Executive Compensation

The following table sets forth the compensation for fiscal years 2001, 2000, and 1999 awarded to or earned by our chief executive officer and the four other of our most highly compensated executive officers who served as executive officers during such period.

Summary Compensation Table

		Annual Compensation		All Other Compensation
Name and Principal Position (1)		Salary	Bonus	401(k)	Pension	Severance

John M. Piecuch President and Chief Executive Officer	2001	$ 46,635	$ --	$ --	$ --

Julius S. Burns Chairman of the Board, Former President and Chief Executive Officer	2001 2000 1999	631,008 284,040 275,040	-- 258,522 969,198	-- -- --	25,807 24,899 30,000

Ronald R. Ross Former President and Chief Executive Officer	2001 2000	220,009 162,600	-- 250,000	-- --	-- --	$ 300,000

James M. McCall Vice President; President - Ivy Steel and Wire Division	2001 2000 1999	199,608 186,720 169,320	89,304 116,064 101,592	1,248 1,166 1,116	14,338 15,485 12,429

Davy J. Wilkes Vice President; President - Meadow Burke Products Division	2001 2000 1999	184,596 172,200 156,000	101,148 106,569 93,600	1,269 1,183 1,085	22,480 23,508 19,822

Robert N. Tenczar Vice President, Chief Financial Officer and Secretary	2001 2000 1999	175,780 167,240 144,160	68,289 78,412 84,240	1,271 1,257 1,102	8,111 8,651 6,761

(1) The named executive officers did not receive annual compensation not properly categorized as salary or bonus, except for perquisites and other personal benefits which are not shown because the aggregate amount of such compensation for each of the named executive officers during the fiscal year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

None of the executive officers named in the summary compensation table were granted options to purchase any capital stock of MMHC during fiscal years 1999 through 2001.

Retirement Plans

Through January 31, 2002, MMI maintained two defined contribution plans - the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan") and the MMI Products, Inc. Pension Plan (the "Pension Plan"). Effective February 1, 2002, the two plans have been merged. The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Merged Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Merged Plan. MMI will match employee contributions of up to 2% of their individual compensation at a rate of 50%. MMI will also contribute a discretionary amount to the Merged Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees covered by a collective bargaining agreement have not been eligible for the previous plans nor are eligible under the Merged Plan.

Under the Merged Plan, vesting in MMI's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution will be over a three year period.

Employment Agreements

John M. Piecuch

On December 17, 2001, we named John M. Piecuch our President and Chief Executive Officer. It is expected that Mr. Piecuch will execute an employment agreement which will provide for, among other things, an annual salary of $550,000, a bonus based on performance and an equity position in MMHC. For fiscal year 2002, a minimum bonus of $450,000 is guaranteed.

Julius S. Burns

Julius S. Burns, our Chairman of the Board, has entered into an employment agreement with us that will expire, unless renewed, on April 30, 2004. The agreement provides a per diem payment to Mr. Burns of $2,873.56 for each day that he performs services under the agreement with a maximum annual salary of $750,000. The agreement also precludes Mr. Burns from competing with our company during the term of the agreement.

Ronald R. Ross

On April 16, 2001, we entered into a separation agreement with Ronald R. Ross, our former President and Chief Executive Officer. Under the terms of the separation agreement, Mr. Ross resigned as President, Chief Executive Officer and director. Mr. Ross served in such capacities from October 16, 2000 until April 13, 2001. Under the separation agreement, we agreed to pay Mr. Ross a one-time cash severance payment of $211,650 (net of tax withholding). The separation agreement also contains customary non-solicitation, nondisparagement and confidentiality provisions and a mutual release of claims arising from Mr. Ross' employment.

Repurchase Agreements

Each member of our management that owns common stock of MMHC holds such stock subject to various repurchase agreements. Until the ownership in stock vests, MMHC may repurchase such common stock for $1.00 per share upon the termination of such person's employment. Under Mr. Burns' repurchase agreement, MMHC may repurchase his vested common stock for fair market value.

Compensation Committee Interlocks and Insider Participation

Our board of directors is responsible for determining executive officer compensation. John M. Piecuch currently serves as both a director and as an officer of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

We are a wholly owned subsidiary of MMHC. The following table sets forth relevant information regarding the beneficial ownership of MMHC's capital stock as of December 29, 2001, by:

    each person who we know to beneficially own more than 5% of any class of voting securities of MMHC;
    each of our directors and named executive officers; and
    all directors and officers as a group.

MMHC has three classes of common stock. MMHC's Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share and Class C common stock, par value $0.01 per share vote together as a single class. The Class A common stock is the class into which all other classes of common stock are convertible, and until all classes are converted, has 17% of the combined voting power of all three classes of common stock. Each share of Class A common stock has voting power equal to its pro rata share of such 17.0% vote. The only outstanding shares of Class A common stock are held by Carl L. Blonkvist. The Class B common stock has 49.5% of the combined voting power of the three classes of common stock and is held by CVC and its affiliates and associates. All of the Class B common stock shares will be voted in accordance with a majority of interest vote of such class, which is held by CVC. The Class C common stock has 33.5% of the combined voting power of the three classes of common stock and is held by management of MMHC. Class B common stock is convertible into Class A common stock upon the first to occur of the date on which the outstanding number of shares of Class B common stock represents less than 45% of the outstanding common stock and upon a vote of the holders of a majority in interest of the Class B common stock to convert their shares of Class B common stock into Class A common stock. In addition, any holder of the Class B common stock, other than CVC, may convert his or its shares to Class A common stock at such time as such person is no longer affiliated or associated with CVC. The Class C common stock automatically converts into Class A common stock upon an initial public offering, if required by the underwriters, or at such time as no shares of Class B common stock are still outstanding. As of December 29, 2001, 2,000 shares of Class A common stock, 818,164 shares of Class B common stock and 177,565 shares of Class C common stock were outstanding.

5% Shareholders	Number of Shares of Common Stock			Percent of Class of Common Stock			Percentage of Total Voting Power(1)
	(In Thousands)
	Class A	Class B	Class C	Class A	Class B	Class C

Citicorp Venture Capital, Ltd. (2)	--	538	--	--	65.8%	--	53.9%
399 Park Avenue
14th Floor, Zone 4
New York, New York 10043

Court Square Capital, Limited (3)	--	123	--	--	15.1%	--	12.4%
c/o Citicorp Venture Capital, Ltd.
300 Park Avenue, 14th FL, Zone 4
New York, New York 10043

CCT Partners VI, L.P. (5)	--	116	--	--	14.2%	--	11.7%
c/o Citicorp Venture Capital, Ltd.
300 Park Avenue, 14th FL, Zone 4
New York, New York 10043

Julius S. Burns (6)	--	--	74	--	--	42.0%	7.5%
8506 Tranquil Park Drive
Spring, Texas 77379

John M. Piecuch (7)	--	--	--	--	--	--	--
2407 Oakmont Court
Oakton, Virginia 22124

Directors and Executive Officers	Number of Shares of Common Stock			Percent of Class of Common Stock			Percentage of Total Voting Power(1)
	(In Thousands)
	Class A	Class B	Class C	Class A	Class B	Class C

Carl L. Blonkvist	2	--	--	100%	--	--	0.2%
5121 Tanbark Drive
Dallas, Texas 75229

James M. McCall	--	--	23	--	--	13.2%	2.4%
2014 Crystal Springs Drive
Kingwood, Texas 77339

Robert N. Tenczar	--	--	13	--	--	7.2%	1.3%
14807 Bramblewood Drive
Houston, Texas 77079

Davy J. Wilkes	--	--	3	--	--	2.0%	0.4%
203 78th Street
Holmes Beach, Florida 34218

All directors and executive officers as a group	2	--	113	100%	--	64.4%	11.8%

(1) Percentage given on a basis as if all shares of Class B common stock and Class C common stock were converted into shares of Class A common stock.

(2) Does not include approximately (i) 123,000 shares of Class B Common Stock owned of record by Court Square Capital, Limited, an affiliate of Citicorp Venture Capital, Ltd., as to which Citicorp Venture Capital, Ltd. disclaims beneficial ownership and (ii) 116,000 shares of Class B Common Stock owed of record by CCT Partners VI, L.P., an affiliate of Citicorp Venture Capital, Ltd., as to which Citicorp Venture Capital, Ltd. disclaims beneficial ownership.

(3) Does not include approximately 538,000 shares of Class B Common Stock owned of record by Citicorp Venture Capital, Ltd., an affiliate of Court Square Capital, Limited, as to which Court Square Capital, Limited disclaims beneficial ownership.

(4) Does not include approximately 538,000 shares of Class B Common Stock owned of record by Citicorp Venture Capital, Ltd., an affiliate of CCT Partners VI, L.P., as to which CCT Partners VI, L.P. disclaims beneficial ownership.

(5) Thomas P. McWilliams has a 26.2% indirect interest in CCT Partners VI, L.P.'s investment in MMHC.

(6) Julius S. Burns is also Chairman of MMHC.

(7) John M. Piecuch is also President and Chief Executive Officer of MMHC. Mr. Piecuch is expected to receive an equity position in MMHC as part of his employment package.

Item 13. Certain Relationships and Related Transactions

On November 12, 1999, MMHC completed a recapitalization transaction in which, among other things, it entered into a $69.2 million subordinated credit facility due in 2007 with an investment fund managed by an affiliate of CVC. Interest at a rate of 14% per annum on the MMHC Credit Facility is payable semi-annually in cash or in kind at the option of MMHC. In connection with the MMHC Credit Facility, MMHC also issued a warrant to such lender to purchase 105,189 shares of its Class B common stock. The warrant is not exercisable until September 30, 2007, and then only if the MMHC Credit Facility has not been repaid.

Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon our cash flows. Our revolving credit facility agreement and senior subordinated note indentures require us to meet restricted payment tests before distribution of any dividends to MMHC. In the 2001 fiscal year, MMHC paid $16.2 million on the MMHC Credit Facility. Cash for these payments was provided by borrowings under our revolving credit facility which was then paid as a dividend to MMHC.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

Included in Part II of this report:

Report of Independent Auditors

Consolidated Balance Sheets at fiscal year end 2001 and 2000

Consolidated Statements of Operations for fiscal years 2001, 2000, and 1999

Consolidated Statements of Changes in Stockholder's Equity (Deficit) for fiscal years 2001, 2000, and 1999

Consolidated Statements of Cash Flows for fiscal years 2001, 2000, and 1999

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

3. Exhibits

3.1 Restated Certificate of Incorporation of MMI Products, Inc. (1)

3.2 Amended and Restated By-laws of MMI Products, Inc. (1)

4.1 Indenture dated as of April 16, 1997 between MMI Products, Inc. and U.S Trust Company of Texas, N.A. (1)

4.2 First Amendment to Indenture dated as of February 12, 1999 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (4)

4.3 Indenture dated as of July 6, 2001 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (11)

10.1 Registration Rights Agreement dated as of April 16, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)

10.2 Registration Rights Agreement dated as of February 12, 1999 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (2)

10.3 Exchange and Registration Rights Agreement dated as of July 6, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (11)

10.4 Loan and Security Agreement dated as of December 13, 1996 among MMI Products, Inc., Fleet Capital Corporation ("Fleet"), as a lender and collateral agent, and Transamerica Business Credit Corporation ("Transamerica"), as amended on April 15, 1997 and June 11, 1997. (1)

10.5 Second Amended and Restated Loan and Security Agreement dated as of October 30, 2001 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Fleet Capital Corporation, and Transamerica Business Credit Corporation. (12)

10.6 Third Amendment to the Amended and Restated Loan and Security Agreement dated as of February 18, 1998 among MMI Products, Inc., Fleet and Transamerica. (8)

10.7 Fourth Amendment to the Amended and Restated Loan and Security Agreement dated as of April 14, 1998 among MMI Products, Inc., Fleet and Transamerica. (8)

10.8 Fifth Amendment to the Amended and Restated Loan and Security Agreement dated as of October 6, 1998 among MMI Products, Inc., Fleet and Transamerica. (8)

10.9 Sixth Amendment to the Amended and Restated Loan and Security Agreement dated as of November 12, 1999 among MMI Products, Inc., Fleet and Transamerica. (9)

10.10 Seventh Amendment to the Amended and Restated Loan and Security Agreement dated as of February 3, 2000 among MMI Products, Inc., Fleet and Transamerica. (9)

10.11 Eighth Amendment to the Amended and Restated Loan and Security Agreement dated as of August 31, 2000 among MMI Products, Inc., Fleet and Transamerica. (8)

10.12 Ninth Amendment to the Amended and Restated Loan and Security Agreement dated March 1, 2001 among MMI Products, Inc., Fleet and Transamerica. (11)

10.13 Tenth Amendment to the Amended and Restated Loan and Security Agreement dated June 28, 2001 among MMI Products, Inc., MMI Management Services L.P. and Julius S. Burns. (11)

10.14 Employment Agreement dated as of January 1, 2001, by and among MMI Products Inc., MMI Management Services L.P. and Julius S. Burns. (8)

10.15 Employment Agreement dated as of October 16, 2000, by and among MMI Products Inc., MMI Management Services L.P. and Ronald R. Ross. (8)

10.16 Amendment to the MMI Products, Inc. Pension Plan. (7)

10.17 Amendment No. 4 to the MMI Products, Inc. Pension Plan. (6)

10.18 The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)

10.19 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns. (10)

10.20 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist. (10)

10.21 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams. (10)

10.22 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall. (10)

10.23 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Davy J. Wilkes. (10)

10.24 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar. (10)

10.25 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Stuyvesant P. Comfort. (10)

10.26 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Gary A. Konke. (10)

10.27 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Ronald R. Ross. (10)

10.28 Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)

10.29 Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (11)

10.30 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns. (7)

10.31 Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns. (8)

10.32 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar. (7)

10.33 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall. (7)

10.34 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes. (7)

10.35 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist. (7)

10.36 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns. (8)

10.37 Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns. (8)

10.38 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall. (8)

10.39 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar. (8)

10.40 Stock Purchase Agreement by and among Security Fence Supply Co., Inc., Henry F. Long, Jr. and Henry F. Long, III, dated as of October 6, 1998. (8)

10.41 Asset Purchase Agreement by and between MMI Products, Inc. and National Wholesale Fence, dated as of June 7, 1999. (7)

10.42 Stock Purchase Agreement among MMI Products, Inc., Hallett Wire Products Co., J. Wells McGiffert and other sellers signatory thereto. (9)

10.43 Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (6)

10.44 Separation Agreement dated as of April 16, 2001 between Ronald R. Ross and MMI Products, Inc. (3)

21 Subsidiaries (4)

24 Power of Attorney. (4)

99.1 Collective Bargaining Agreement between Merchants Metals, Inc. and Shopmen's Local Union No. 509 of the International Association of Bridge, Structural, Ornamental & Reinforcing Iron Workers dated August 1, 2001.

_________________
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-29141)
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-76971)
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Registration Statement on Form S-4 (Registration No. 333-68254)
    Filed herewith.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1997.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1998.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1999.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 2000.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended April 1, 2000.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q/A for the quarter ended March 31, 2001.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended June 30, 2001.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMI PRODUCTS, INC.
By:	/s/Robert N. Tenczar
Robert N. Tenczar
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE
By:	/s/John M. Piecuch John M. Piecuch	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2002
By:	/s/Robert N. Tenczar Robert N. Tenczar	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2002
By:	/s/Julius S. Burns Julius S. Burns	Chairman and Director	March 14, 2002
By:	* Thomas F. McWilliams	Director	March 14, 2002
By:	* Carl L. Blonkvist	Director	March 14, 2002
By:	* Stuyvesant P. Comfort	Director	March 14, 2002

* By:	/s/Robert N. Tenczar Robert N. Tenczar	Attorney-in-fact	March 14, 2002

Schedule II

MMI Products, Inc.

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal Year Ended December 29, 2001: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 1,164 395	$ 1,590 752	$ 941(a) --	$ 1,813 1,147

Fiscal Year Ended December 30, 2000: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 2,667 789	$ 1,293 (394)(c)	$ 2,796(a) --	$ 1,164 395

Fiscal Year Ended January 1, 2000: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 1,926 634	$ 1,471 270	$ 730(a) 115(b)	$ 2,667 789

(a) Uncollectible accounts written off, net of recoveries.

(b) Write off of inventory.

(c) Reversal of reserves due to changes in estimates

INDEX TO EXHIBITS

Exhibit No. Description

4.2 First Amendment to Indenture dated as of February 12, 1999 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A.

21 List of Subsidiaries.

24 Power of Attorney.

99.1 Collective Bargaining Agreement between Merchants Metals, Inc. and Shopmen's Local Union No. 509 of the International Association of Bridge, Structural, Ornamental & Reinforcing Iron Workers dated August 1, 2001.