Form 10-Q
period 2002-03-30
MMI PRODUCTS INC
filed 2002-05-14
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May , 2002, all of which are held by Merchants Metals Holding Company.

 DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share information)

ASSETS	March 30, 2002 (Unaudited)	December 29, 2001 (Note 1)
Current assets:
Cash and cash equivalents	$ 2,504	$ 2,767
Accounts receivable, net of allowance for doubtful
accounts of $1,669 and $1,813, respectively	67,910	64,902
Inventories	84,767	76,266
Deferred income taxes	3,827	3,530
Prepaid expenses	1,853	2,909
Total current assets	160,861	150,374
Property, plant and equipment, net	76,837	78,456
Goodwill and other intangible assets	50,947	51,060
Deferred charges and other assets	7,055	7,168
Total assets	$ 295,700	$ 287,058

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 46,028	$ 40,487
Accrued liabilities	12,097	15,327
Accrued interest	10,716	5,173
Due to MMHC	5,379	3,085
Current maturities of long-term obligations	1,766	2,164
Total current liabilities	75,986	66,236
Long-term obligations	214,860	216,131
Deferred income taxes	13,889	13,902
Long-term pension liability	1,175	1,175

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized;
252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of
$392	(612)	(612)
Retained deficit	(25,300)	(25,476)
Total stockholder's deficit	(10,210)	(10,386)
Total liabilities and stockholder's deficit	$ 295,700	$ 287,058

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001

Net sales	$ 115,910	$ 106,022
Cost of sales	97,171	89,369
Gross profit	18,739	16,653
Selling, general and administrative expenses	12,179	11,934
Other (income) expense, net	(65)	77
Income before interest and income taxes	6,625	4,642
Interest expense	6,340	5,927
Income (loss) before income taxes	285	(1,285)
Provision (benefit) for income taxes	109	(501)
Net income (loss)	$ 176	$ (784)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001

Net income (loss)	$ 176	$ (784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization (Note 2)	2,854	3,500
Deferred income taxes	(310)	(618)
Other	367	200
Changes in operating assets and liabilities:
Increase in operating assets, net of liabilities	(2,994)	(3,726)
Due to (from) MMHC	2,294	(127)
Other	248	184
Net cash provided by (used in) operating activities	2,635	(1,371)
Investing activities:
Capital expenditures	(1,031)	(1,227)
Acquisitions	--	(1,926)
Other	2	56
Net cash used in investing activities	(1,029)	(3,097)

Financing activities:
Proceeds from revolving credit facility, net	1,218	4,948
Debt costs	(135)	(71)
Payment of capital leases	(456)	(449)
Prepayment of interest and other long-term debt payments	(2,496)	(333)
Net cash (used in) provided by financing activities	(1,869)	4,095
Net change in cash and cash equivalents	(263)	(373)
Cash and cash equivalents, beginning of period	2,767	3,015
Cash and cash equivalents, end of period	$ 2,504	$ 2,642

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiary, MMI Management, Inc., and their partnership interests in MMI Management Services L.P. (collectively, "MMI"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). MMI is a manufacturer and distributor of products used in the residential, commercial and infrastructure construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with MMI's annual financial statements for the fiscal year ended December 29, 2001 included in the Form 10-K filed with the Securities and Exchange Commission on March 14, 2002.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of MMI as of March 30, 2002 and the results of its operations and its cash flows for the respective periods ended March 30, 2002 and March 31, 2001. Interim results for the three months ended March 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 28, 2002.

2. New Accounting Standards

On December 30, 2001, MMI adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles assets will continue to be amortized over their useful lives.

During the second quarter of 2002, MMI will complete the first of the required impairment tests of goodwill and indefinite lived assets as of December 29, 2001, and does not believe that the adoption of this provision of the new rules will have a material impact on the consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. New Accounting Standards (continued)

If the new accounting standard had been applied during the three-month period ended March 31, 2001, that period's net loss would have been reduced as follows:

(in Thousands)
Reported net loss	$ (784)
Add back: Goodwill amortization, net of tax	354
Adjusted net loss	$ (430)

3. Bond Exchange and Registration

On March 6, 2002, $38.7 million in principal amount of the 13% Notes was exchanged, on a par-for-par basis, for newly issued 11.25% Notes plus an aggregate cash payment of approximately $3 million funded by the revolving credit facility. The aggregate cash payment was calculated by adding (i) the present value, as of the date of exchange, of the difference between the remaining interest payments on the 13% Notes versus the 11.25% Notes, and (ii) the difference between the accrued and unpaid interest on the 13% Notes and the 11.25% Notes between the last interest payment date and the date of exchange. The newly issued 11.25% Notes were registered on March 26, 2002.

4. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	(In Thousands)
	March 30, 2002 (Unaudited)	December 29, 2001
Raw materials	$ 21,604	$ 18,918
Work-in-process	1,107	819
Finished goods	62,056	56,529
	$ 84,767	$ 76,266

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

 Property, plant, and equipment consist of the following:

	(In Thousands)
	March 30, 2002 (Unaudited)	December 29, 2001
Land	$ 5,911	$ 5,911
Buildings and improvements	29,407	29,203
Machinery and equipment	94,559	93,978
Rental equipment	4,225	4,225
Less accumulated depreciation	(57,265)	(54,861)
Total property, plant, and equipment, net	$ 76,837	$ 78,456

 Goodwill and other intangible assets consist of the following:

	(In Thousands)
	March 30, 2002 (Unaudited)	December 29, 2001
Goodwill, net	$ 49,678	$ 49,678
Other intangible assets	2,974	3,024
Less accumulated depreciation	(1,705)	(1,642)
Total intangible assets, net	$ 50,947	$ 51,060

5. Segment Reporting

MMI has four operating units that are aggregated into two reportable segments; Fence and Concrete Construction Products. The Fence segment has two operating units that offer similar products and services. The Concrete Construction Products segment has two operating units that offer complimentary products and services within the concrete construction industry.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

  Segment Reporting (continued)

Summarized financial information concerning the reportable segments is shown in the following table. The Corporate column for earnings before interest and income taxes represents amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

	Three months ended March 30, 2002
	(in Thousands)
	Fence Products	Concrete Construction Products	Corporate	Total

External sales	$ 63,143	$ 52,767	$ -	$ 115,910
Earnings before interest and income taxes	2,600	4,138	(113)	6,625
Interest expense	-	-	6,340	6,340
Income tax expense	-	-	109	109
Net income (loss)	2,600	4,138	(6,562)	176
Depreciation and amortization	1,071	1,670	113	2,854
EBITDA (1)	3,671	5,808	-	9,479
Segment Assets (2)	108,930	121,475	64,706	295,111

	Three months ended March 31, 2001
	(in Thousands)
	Fence Products	Concrete Construction Products	Corporate	Total

External sales	$ 52,187	$ 53,835	$	$ 106,022
Earnings before interest and income taxes	(882)	6,203	(679)	4,642
Interest expense	-	-	5,927	5,927
Income tax benefit	-	-	(501)	(501)
Net income (loss)	(882)	6,203	(6,105)	(784)
Depreciation and amortization	1,104	1,717	679	3,500
EBITDA (1)	222	7,920	-	8,142
Segment Assets (2)	100,411	129,411	66,356	296,178

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

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6. Commitments and Contingencies

MMI is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of any asserted claim or litigation, no material affect on financial position or future operating results is expected.

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

Statement of Operations - Selected Data

	Three Months Ended
	(in Thousands)
	March 30, 2002	Change	March 31, 2001

Fence Products	$ 63,143	$ 10,956	$ 52,187
Percentage of net sales	54.5%	5.3%	49.2%
Concrete Construction Products	$ 52,767	$ (1,068)	$ 53,835
Percentage of net sales	45.5%	-5.3%	50.8%
Net Sales	$ 115,910	$ 9,888	$ 106,022

Gross profit	$ 18,739	$ 2,086	$ 16,653
Percentage of net sales	16.2%	0.5%	15.7%
Selling, general, administrative and other expenses	$ 12,114	$ 103	$ 12,011
Percentage of net sales	10.5%	-0.8%	11.3%
Income before interest and income taxes	$ 6,625	$ 1,983	$ 4,642
Percentage of net sales	5.7%	1.3%	4.4%

Interest expense	$ 6,340	$ 413	$ 5,927
Percentage of net sales	5.5%	-0.1%	5.6%
Effective income tax rate	38.2%		39.0%
Net income (loss)	$ 176	$ 960	$ (784)
Percentage of net sales	0.2%	0.9%	-0.7%

Results of Operations

Fence segment sales increased 21% as relatively favorable weather conditions contributed to a more active market than in the previous year's first quarter. A slow down in commercial construction activity and competitive pricing pressures were the primary reasons for a 2% sales decline in the Concrete Construction Products segment.

Gross profit for the three months ended March 30, 2002, increased $2.1 million or 12.5%. Gross profit as a percentage of sales increased 0.5% to 16.2% over prior year first quarter. Fence segment gross profit margin increased due to lower costs of purchased products and lower per unit manufacturing costs resulting from higher production activity (as a result of higher sales volume). The Concrete Construction Products segment gross profit margin decreased primarily due to lower production activity (a result of lower sales volume) contributing to higher per unit manufacturing costs, and competitive pricing pressures. Rising healthcare insurance costs were also a factor in gross profit performance.

Although selling, general, administrative and other expenses ("SG&A") changed insignificantly in the three months ended March 30, 2002 as compared to the previous year's first quarter, the 2002 results benefited from a $0.6 million reduction in amortization expense due to the adoption of SFAS No. 142. Absent this accounting change, the resulting expense increase of almost 6% was primarily due to an increase in salaries and expenses relating to an increase in the sales force for the Fence segment as well as increased healthcare insurance costs. SG&A in the Concrete Construction Products segment was cut back in light of the slowdown in market activity.

Interest expense increased $0.4 million or 7.0 % principally due to the issuance of $50 million in senior subordinated notes on July 6, 2001 to increase liquidity by paying down the revolving credit facility balance. Income tax expense for the quarter increased $0.6 million due to increased earnings but offset by an effective tax rate decrease of approximately 1% due to the elimination of goodwill amortization (some of which is not deductible for income tax purposes) with the adoption of SFAS No. 142 in first quarter 2002.

Liquidity and Sources of Capital

Cash Flows. For the three months ended March 30, 2002, operating activities provided net cash of approximately $2.6 million, an increase of $4 million as compared to the first three months of 2001. The receipt of monies representing a MMHC income tax benefit and improved profitability were the primary contributors. Cash used in investing activities decreased approximately $2 million. Whereas $1.9 million was invested in the Page Two, Inc. and Kewe 3, Inc. acquisition during the first quarter 2001, no business acquisitions occurred in the first quarter 2002. The factors noted above resulted in less proceeds borrowed under the revolving credit facility in first quarter 2002 as compared to 2001 but were offset by the $3 million payment required to effect the exchange of the 13% Notes for newly issued 11.25% Notes.

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. MMI's EBITDA for the first three months of fiscal year 2002 and 2001 was $9.5 million and $8.1 million, respectively. The increase in EBITDA is primarily due to a $2.0 million increase in income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

MMI expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans and existing debt service. Although capital expenditures in the first quarter of 2002 were about the same as in the comparable period of 2001, expenditures in the future are expected to increase because of the aging of an expanding base (due to acquisitions) of machinery and equipment and the cost reduction opportunities provided by the new technology and processes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility and its senior subordinated notes. Borrowings under the new credit facility bear interest, at either the bank's base rate plus 0.25% or Eurodollar rate plus 1.25% to 2.75%, at the option of MMI. The fixed rate senior subordinated notes are subject to change in fair value. Our $200.0 million of senior subordinated notes payable are exposed to changes in fair value. At March 30, 2002, the estimated fair value of the notes was $202.6 million. At December 29, 2001, the estimated fair value of the notes was $186.5 million. The estimated fair values are based on the quoted market prices. The variation in fair value is a function of market interest rate changes and the investor perception of the investment.

We have exposure to price fluctuations associated with steel rod, our primary raw material. We negotiate purchase commitments from one to nine months in advance to limit our exposure to price fluctuations and ensure availability of the materials. Approximately half of our steel rod is purchased from foreign sources. Such purchases are denominated in U.S. dollars. Our ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Most steel rod imports are subject to a three-year, tariff-rate quota that commenced in March 2000. In addition, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been put in place. Because steel rod comprises a substantial portion of our cost of goods sold (approximately 25% in fiscal 2001), any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations. Although we have historically been able to pass along increases in steel rod prices to our customers, competitive pressures may prevent us from doing so in the future. A decrease in our volume of raw material purchases could also result in us being unable to secure volume purchase discounts that we have received in the past which would reduce cash flows from operations and thus jeopardize our ability to service debt obligations and obtain additional financing to grow our business.

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits.

	Exhibit Number	Description
*	4.1	Offer to exchange outstanding indenture dated July 6, 2001, between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (S-1 filing dated March 26, 2002.)

B.	Reports on Form 8-K	None.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: May 14, 2002	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer