Form 10-Q
period 2002-06-29
MMI PRODUCTS INC
filed 2002-08-13
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on August 12, 2002, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share information)

ASSETS	June 29, 2002 (Unaudited)	December 29, 2001 (Note 1)
Current assets:
Cash and cash equivalents	$ 1,495	$ 2,767
Accounts receivable, net of allowance for doubtful
accounts of $1,574 and $1,813, respectively	77,765	64,902
Inventories	88,191	76,266
Deferred income taxes	3,764	3,530
Prepaid expenses	1,563	2,909
Total current assets	172,778	150,374
Property, plant and equipment, net	77,045	78,456
Goodwill and other intangible assets	50,827	51,060
Deferred charges and other assets	5,222	7,168
Total assets	$ 305,872	$ 287,058

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 36,336	$ 40,487
Accrued interest	4,993	5,173
Accrued liabilities	14,866	15,327
Income taxes payable	1,623	-
Due to MMHC	5,224	3,085
Current maturities of long-term obligations	1,772	2,164
Total current liabilities	64,814	66,236
Long-term obligations	233,036	216,131
Deferred income taxes	13,803	13,902
Long-term pension liability	1,175	1,175

Commitments and contingencies

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized;
252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of $392	(612)	(612)
Retained deficit	(22,046)	(25,476)
Total stockholder's deficit	(6,956)	(10,386)
Total liabilities and stockholder's deficit	$ 305,872	$ 287,058

The accompanying notes are an integral part of the consolidated financial statements

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	$ 148,679	$ 137,758	$ 264,589	$ 243,780
Cost of sales	122,086	111,684	219,257	201,091
Gross profit	26,593	26,074	45,332	42,689
Selling, general and administrative expenses	11,849	11,191	24,028	23,125
Other (income) expense, net	24	195	(41)	234
Income before interest and income taxes	14,720	14,688	21,345	19,330
Interest expense	6,334	5,846	12,674	11,773
Income before income taxes	8,386	8,842	8,671	7,557
Provision for income taxes	3,216	3,448	3,325	2,947
Net income	$ 5,170	$ 5,394	$ 5,346	$ 4,610

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 29, 2002	June 30, 2001

Net income	$ 5,346	$ 4,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (Note 2)	5,859	6,969
Deferred income taxes	(333)	(386)
Other	(100)	917
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,863)	(12,811)
Decrease (increase) in inventories	(11,136)	5,289
Increase in other operating assets, net of liabilities	(2,520)	3,344
Due to (from) MMHC	2,139	(164)
Other	503	379
Net cash (used in) provided by operating activities	(13,105)	8,147
Investing activities:
Capital expenditures	(2,159)	(2,482)
Acquisitions	-	(2,050)
Other	21	50
Net cash used in investing activities	(2,138)	(4,482)
Financing activities:
Proceeds from (payment of) revolving credit facility, net	19,556	(1,923)
Debt costs	(291)	(71)
Payment of capital leases	(882)	(942)
Prepayment of interest and other long-term debt payments	(2,496)	(333)
Dividends paid to MMHC	(1,916)	-
Cash provided by (used in) financing activities	13,971	(3,269)
Net change in cash and cash equivalents	(1,272)	396
Cash and cash equivalents, beginning of period	2,767	3,015
Cash and cash equivalents, end of period	$ 1,495	$ 3,411

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiary, MMI Management, Inc., and their partnership interests in MMI Management Services L.P. (collectively, "MMI"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). MMI is a manufacturer and distributor of products used in the commercial, infrastructure, and residential construction industries within the United States. The manufactured products in each of MMI's product lines are produced primarily from the same raw material, steel rod. MMI's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with MMI's annual financial statements for the fiscal year ended December 29, 2001 included in the Form 10-K filed with the Securities and Exchange Commission on March 14, 2002.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of MMI as of June 29, 2002 and the results of its operations and its cash flows for the respective periods ended June 29, 2002 and June 30, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month and fiscal six month period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002.

2. New Accounting Standards

Effective December 30, 2001, MMI adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, MMI has historically evaluated goodwill for impairment by comparing its total unamortized balance of goodwill to total MMI projected undiscounted cash flows. SFAS No. 142 employs a different methodology which tests for impairment at the operating division level (defined by the standard as "reporting unit"). Impairment testing is performed at the time of adoption and at least annually thereafter.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. New Accounting Standards (continued)

During the second quarter, MMI completed the required initial impairment analysis which indicated no impairment of goodwill existed at December 30, 2001.

If the new accounting standard had been applied during the three and six-month period ended June 30, 2001, that period's net income would have been increased as follows:

(In Thousands)	Three Months Ended	Six Months Ended
June 30, 2001
Reported net income	$ 5,394	$ 4,610
Add back: Goodwill amortization, net of tax	348	702
Adjusted net income	$ 5,742	$ 5,312

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. MMI adopted SFAS No. 144 as of December 30, 2001 and the adoption of the statement did not have a significant impact on MMI's financial position or results of operations.

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

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	(In Thousands)
	June 29, 2002 (Unaudited)	December 29, 2001
Raw materials	$ 23,436	$ 18,918
Work-in-process	1,217	819
Finished goods	63,538	56,529
	$ 88,191	$ 76,266

Property, plant, and equipment consist of the following:

	(In Thousands)
	June 29, 2002 (Unaudited)	December 29, 2001
Land	$ 5,911	$ 5,911
Buildings and improvements	29,409	29,203
Machinery and equipment	96,907	93,978
Rental equipment	4,225	4,225
Less accumulated depreciation	(59,407)	(54,861)
Total property, plant, and equipment, net	$ 77,045	$ 78,456

Goodwill and other intangible assets consist of the following:

	(In Thousands)
	June 29, 2002 (Unaudited)	December 29, 2001
Goodwill, net	$ 49,680	$ 49,678
Other intangible assets	2,974	3,024
Less accumulated amortization	(1,827)	(1,642)
Total intangible assets, net	$ 50,827	$ 51,060

5. Segment Reporting

MMI has four operating units that are aggregated into two reportable segments: Fence and Concrete Construction Products. Each segment includes two operating units that offer complementary products and services within their respective industries.

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

(In Thousands)

	Three Months Ended June 29, 2002
		Concrete
		Construction
	Fence	Products	Corporate	Total

External sales	$ 87,132	$ 61,547	$ -	$ 148,679
Earnings before interest and income taxes	7,558	7,285	(123)	14,720
Interest expense	-	-	6,334	6,334
Income taxes			3,216	3,216
Net income	7,558	7,285	(9,673)	5,170
Depreciation and amortization	1,075	1,807	123	3,005
EBITDA (1)	8,633	9,092	-	17,725

	Three months ended June 30, 2001
		Concrete
		Construction
	Fence	Products	Corporate	Total

External sales	$ 73,515	$ 64,243	$ -	$ 137,758
Earnings before interest and income taxes	6,802	8,566	(680)	14,688
Interest expense	-	-	5,846	5,846
Income taxes	-	-	3,448	3,448
Net income	6,802	8,566	(9,974)	5,394
Depreciation and amortization	1,141	1,648	680	3,469
EBITDA (1)	7,943	10,214	-	18,157

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Segment Reporting (continued)

(In Thousands)

	Six months ended June 29, 2002
		Concrete
		Construction
	Fence	Products	Corporate	Total

External sales	$ 150,275	$ 114,314	$ -	$ 264,589
Earnings before interest and income taxes	10,158	11,423	(236)	21,345
Interest expense	-	-	12,674	12,674
Income taxes	-	-	3,325	3,325
Net income	10,158	11,423	(16,235)	5,346
Depreciation and amortization	2,146	3,477	236	5,859
EBITDA (1)	12,304	14,900	-	27,204
Segment Assets (2)	118,474	125,042	62,356	305,872

	Six months ended June 30, 2001
		Concrete
		Construction
	Fence	Products	Corporate	Total

External sales	$ 125,702	$ 118,078	$ -	$ 243,780
Earnings before interest and income taxes	5,920	14,769	(1,359)	19,330
Interest expense	-	-	11,773	11,773
Income taxes	-	-	2,947	2,947
Net income	5,920	14,769	(16,079)	4,610
Depreciation and amortization	2,245	3,365	1,359	6,969
EBITDA (1)	8,165	18,134	-	26,299
Segment Assets (2)	107,335	128,446	65,171	300,952

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

7. Dividend to MMHC

On May 13, 2002, MMI paid a $1.9 million dividend to its parent company, MMHC. This dividend was funded by borrowings under MMI's revolving credit facility. The dividend was used by MMHC to reduce the obligation under its subordinated credit facility.

8. Subsequent Events

On July 31, 2002, MMI announced that it has shut down its galvanized wire production line in response to unfavorable market conditions. No impairment of the recorded equipment values associated with this operation has occurred.

On August 8, 2002, MMI paid a $3.6 million dividend to its parent company, MMHC. This dividend was funded by borrowings under MMI's revolving credit facility. The dividend was used by MMHC to reduce the obligation under its subordinated credit facility.

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

We reserve for damaged and slow moving inventory based on specific identification, and in some cases, a general reserve based on historical trends. The amount reserved is the recorded cost of the inventory minus its estimated realizable value. A portion of manufacturing and purchase price variances are capitalized to inventory based on inventory turnover rates.

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

Statement of Operations - Selected Data

(In Thousands)

	Three Months Ended			Six Months Ended
	June 29,		June 30,	June 29,		June 30,
	2002	Change	2001	2002	Change	2001

Fence	$ 87,132	$ 13,617	$ 73,515	$ 150,275	$ 24,573	$ 125,702
Percentage of net sales	58.6%	5.2%	53.4%	56.8%	5.2%	51.6%
Concrete Construction Products	$ 61,547	$ (2,696)	$ 64,243	$ 114,314	$ (3,764)	$ 118,078
Percentage of net sales	41.4%	-5.2%	46.6%	43.2%	-5.2%	48.4%
Net Sales	$ 148,679	$ 10,921	$ 137,758	$ 264,589	$ 20,809	$ 243,780

Gross profit	$ 26,593	$ 519	$ 26,074	$ 45,332	$ 2,643	$ 42,689
Percentage of net sales	17.9%	-1.0%	18.9%	17.1%	-0.4%	17.5%
Selling, general, administrative
and other expenses	$ 11,873	$ 487	$ 11,386	$ 23,987	$ 628	$ 23,359
Percentage of net sales	8.0%	-0.3%	8.3%	9.1%	-0.5.%	9.6%
Income before interest and income taxes	$ 14,720	$ 32	$ 14,688	$ 21,345	$ 2,015	$ 19,330
Percentage of net sales	9.9%	-0.8%	10.7%	8.1%	0.2%	7.9%

Interest expense	$ 6,334	$ 488	$ 5,846	$ 12,674	$ 901	$ 11,773
Percentage of net sales	4.3%	0.1%	4.2%	4.8%	0.0%	4.8%
Effective income tax rate	38.3%		39.0%	38.3%		39.0%
Net income	$ 5,170	$ (224)	$ 5,394	$ 5,346	$ 73	$ 4,610
Percentage of net sales	3.5%	-0.4%	3.9%	2.0%	0.1%	1.9%

Results of Operations

Fiscal Three Months Ended June 29, 2002 Compared to the Fiscal Three Months Ended June 30, 2001

Consolidated sales for the three months ended June 29, 2002 increased by $10.9 million, or 8%, compared to the three months ended June 30, 2001.

Fence sales were up by 19%, to $87.1 million, compared to $73.5 million for the three months ended June 30, 2001, due to improved market activity nationwide (particularly in residential construction) and competitive actions to increase market share.

Concrete Construction Products' sales decreased by 4%, to $61.5 million, for the three months ended June 29, 2002 compared to $64.2 million in the prior year's period. A slowdown in commercial construction activity and resulting competitive pricing pressures were the primary reasons for the decline in revenues.

Consolidated gross profit for the three months ended June 29, 2002 increased by $0.5 million, or 2%, compared to the three months ended June 30, 2001. As a percentage of sales, gross profit decreased to 17.9% for the three months ended June 29, 2002 as compared to 18.9% in the prior year period.

Gross profit for the Fence segment increased during the three months ended June 29, 2002 by 16%, to $14.8 million, compared to $12.8 million for the prior year period. This increase is attributable primarily to the higher sales volume, as well as improved costs of some purchased products, and more efficient utilization of plant facilities as compared to the corresponding three month period in the prior year. Offsetting the positives were higher steel rod costs and inventory writedowns.

Gross profit for the Concrete Construction Products segment decreased by $1.5 million, to $11.8 million, for the three months ended June 29, 2002 compared to $13.3 million for the prior year period. The decline was attributable to the lower volume of sales, its effect on absorption of fixed manufacturing costs and increases in the cost of steel rod. The existence of quotas on imported steel rod and suits demanding dumping margins and countervailing duties against certain countries has provided domestic rod producers the opportunity to raise prices. In the galvanized wire product line, these factors and difficult competition from imports led to the shutdown of this product line.

Selling, general, administrative and other expenses increased 4%, to $11.9 million, during the three months ended June 29, 2002 compared to $11.4 million for the prior year period. The Fence segment accounted for the majority of the increase as more sales and support personnel were hired to support the increased level of activity in this market. Consulting expenses of $0.6 million related to strategic planning initiatives and improved costing methodologies also contributed to the increase. The increases were partially offset by the discontinuance of goodwill amortization expense required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The goodwill amortization recorded for the three months ended June 30, 2001 was $0.6 million. As a percent of sales, selling, general, administrative and other expenses for the three months were 8% in fiscal 2002 and 8.3% in fiscal 2001.

Interest expense for the three months ended June 29, 2002 increased by 8%, to $6.3 million compared to $5.8 million during the three months ended June 30, 2001. This increase is primarily attributable to the rate increase associated with the issuance of $50 million in senior subordinated notes in the third quarter of 2001. This borrowing paid down a revolving credit facility in order to enhance liquidity.

Fiscal Six Months Ended June 29, 2002 Compared to the Fiscal Six Months Ended June 30, 2001F

Consolidated sales for the six months ended June 29, 2002 increased 9%, or $20.8 million to $264.6 million, as compared to $243.8 million in the six months ended June 30, 2001.

Fence segment sales were up 20% to $150.3 million as compared to $125.7 million in the six months ended June 30, 2001. The improved results were due to favorable market activity, particularly in the first quarter of 2002 as compared to the first quarter of 2001 when more severe winter weather impacted sales activity. In addition, MMI has taken a variety of competitive actions to improve its market performance.

Concrete Construction Products' sales decreased by 3%, to $114.3 million, in the first six months of fiscal 2002 compared to $118.1 million for the prior year period. A slowdown in commercial construction activity and competitive pricing pressures were primary reasons for the decline.

Consolidated gross profit for the six months ended June 29, 2002 increased 6%, or $2.6 million to $45.3 million, as compared to $42.7 million in the six months ended June 30, 2001. As a percentage of sales, gross profit decreased from 17.5% in 2001 to 17.1% for the six months ended June 29, 2002.

Gross profit for the Fence segment increased in the first six months of fiscal 2002 by 35%, to $24.8 million, compared to $18.3 million for the prior year first six months. The improvement was due to higher sales volume, more efficient plant operations, and lower costs of certain purchased products which helped to offset rising costs of steel rod included in certain manufactured products.

Gross profit for the Concrete Construction Products segment decreased by $3.8 million, to $20.6 million, for the three months ended June 29, 2002 compared to $24.4 million in the prior year's period. The decrease in gross profit was due to the decrease in sales volume, the higher cost of steel rod from both domestic and foreign suppliers, lower absorption of fixed manufacturing costs and competitive pricing pressures.

Selling, general, administrative and other expenses increased 3%, to $24.0 million, in the first six months of fiscal 2002 compared to $23.4 million in fiscal 2001. This increase was primarily attributable to consulting expenses of $0.7 million related to strategic planning initiatives and improved costing methodologies. The increase was partially offset by the discontinuance of goodwill amortization expense required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The goodwill amortization recorded for the six months ended June 30, 2001 was $1.1 million. As a percent of sales, selling, general, administrative and other expenses for the six months were 9% and 10% in fiscal 2002 and fiscal 2001, respectively.

Interest expense in the first six months of fiscal 2002 increased by 8%, to $12.7 million compared to $11.8 million in the first six months of fiscal 2001. This increase is primarily attributable to a rate increase associated with the issuance of $50 million of senior subordinated notes in the third quarter of 2001, as discussed above.

Liquidity and Sources of Capital

Cash Flows. For the six months ended June 29, 2002, net cash used in operating activities was approximately $13.1 million, as compared to net cash provided by operating activities of $8.1 million during the first six months of 2001. The change of $21.2 million was due primarily to increased working capital. Greater quantities of steel rod than normal were purchased to lessen the impact of expected price increases. In addition, the negotiation of favorable terms on purchased products in some cases involved buying larger quantities and paying on accelerated terms. Cash used in investing activities decreased approximately $2 million. Whereas $2.1 million was invested in the Page Two, Inc. and Kewe 3, Inc. acquisition during the first six months of fiscal 2001, no business acquisitions occurred in the first six months of fiscal 2002. The financing of working capital increases and capital expenditures was provided by MMI's revolving credit facility. Other financing activities included a $3 million payment required to effect the exchange of 13% Notes for newly issued 11.25% Notes and a $1.9 million dividend to MMHC.

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. MMI's EBITDA for the first six months of fiscal year 2002 and 2001 was $27.2 million and $26.3 million, respectively. The increase in EBITDA is primarily due to increases in income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

MMI expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans and existing debt service. Although capital expenditures in the first six months of 2002 were about the same as in the comparable period of 2001, expenditures in the future are expected to increase because of potential cost reduction opportunities provided by new technology and processes available to MMI.

MMI has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production efficiency and capacity. The borrowing availability under its revolving line of credit facility and its additional borrowing capability (which MMI believes is justified by its financial position and operating cash flows) are expected to be the financing sources for such acquisitions. It is possible that, depending on MMI's future operating cash flows and the size of potential acquisitions, MMI will seek additional sources of financing subject to limitations set forth in its senior subordinated notes indenture.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility and its senior subordinated notes. Borrowings under the credit facility bear interest, at either the bank's base rate plus 0.25% or Eurodollar rate plus 1.25% to 2.75%, at the option of MMI. The fixed rate senior subordinated notes are subject to change in fair value. At June 29, 2002, the estimated fair value of the notes was $204.5 million. At December 29, 2001, the estimated fair value of the notes was $186.5 million. The estimated fair values are based on the quoted market prices. The variation in fair value is a function of market interest rate changes and the investor perception of the investment.

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

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits.

	10.1	Severance Agreement between MMI Products, Inc., MMI Management Services L.P., and John Piecuch, President and Chief Executive Officer

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: August 13, 2002	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer