Form 10-Q
period 2002-09-28
MMI PRODUCTS INC
filed 2002-11-12
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 11, 2002, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share information)

ASSETS	September 28, 2002 (Unaudited)	December 29, 2001 (Note 1)
Current assets:
Cash and cash equivalents	$ 4,304	$ 2,767
Accounts receivable, net of allowance for doubtful
accounts of $1,752 and $1,813, respectively	74,439	64,902
Inventories	85,259	76,266
Deferred income taxes	4,697	3,530
Prepaid expenses	1,495	2,909
Total current assets	170,194	150,374
Property, plant and equipment, net	73,910	78,456
Goodwill and other intangible assets	50,712	51,060
Deferred charges and other assets	4,960	7,168
Total assets	$ 299,776	$ 287,058

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 31,242	$ 40,487
Accrued interest	10,583	5,173
Accrued liabilities	15,947	15,327
Income taxes payable	638	-
Due to MMHC	5,088	3,085
Current maturities of long-term obligations	1,486	2,164
Total current liabilities	64,984	66,236
Long-term obligations	234,254	216,131
Deferred income taxes	12,375	13,902
Long-term pension liability	1,175	1,175

Commitments and contingencies

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized;
252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive income, net of tax of $392	(612)	(612)
Retained deficit	(28,102)	(25,476)
Total stockholder's deficit	(13,012)	(10,386)
Total liabilities and stockholder's deficit	$ 299,776	$ 287,058

The accompanying notes are an integral part of the consolidated financial statements

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	$ 132,656	$ 137,304	$ 397,245	$ 381,084
Cost of sales	112,227	111,249	331,484	312,340
Gross profit	20,429	26,055	65,761	68,744
Selling, general and administrative expenses	12,121	10,654	36,149	33,779
Impairment of fixed assets	3,763	-	3,763	-
Restructuring expenses	1,633	-	1,633	-
Other (income) expense, net	437	(68)	396	166
Income before interest and income taxes	2,475	15,469	23,820	34,799
Interest expense	6,351	6,521	19,025	18,294
Income (loss) before income taxes	(3,876)	8,948	4,795	16,505
Provision (benefit) for income taxes	(1,420)	3,877	1,905	6,824
Net income (loss)	$ (2,456)	$ 5,071	$ 2,890	$ 9,681

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001

Net income	$ 2,890	$ 9,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,798	10,477
Deferred income taxes	(2,694)	(629)
Impairment of fixed assets	3,763	-
Restructuring expenses	1,633	-
Other	2,858	1,301
Changes in operating assets and liabilities:
Accounts receivable	(10,328)	(15,548)
Inventories	(11,010)	5,357
Accounts payable	(9,245)	(315)
Accrued liabilities	4,447	4,650
Other operating assets, net of liabilities	2,052	6,326
Due to (from) MMHC	2,003	(298)
Other	738	634
Net cash (used in) provided by operating activities	(4,095)	21,636
Investing activities:
Capital expenditures	(5,375)	(3,619)
Acquisitions	-	(2,058)
Other	1	84
Net cash used in investing activities	(5,374)	(5,593)
Financing activities:
Proceeds from issuance of senior subordinated notes	-	50,000
Proceeds from (payment of) revolving credit facility, net	20,876	(61,990)
Debt costs	(314)	(1,599)
Payment of capital leases	(1,544)	(1,417)
Prepayment of interest and other long-term debt payments	(2,496)	(333)
Dividends paid to MMHC	(5,516)	-
Cash provided by (used in) financing activities	11,006	(15,339)
Net change in cash and cash equivalents	1,537	704
Cash and cash equivalents, beginning of period	2,767	3,015
Cash and cash equivalents, end of period	$ 4,304	$ 3,719

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

In the opinion of management, the financial statements contain all adjustments considered necessary to present fairly the financial position of MMI as of September 28, 2002 and the results of its operations and its cash flows for the respective periods ended September 28, 2002 and September 29, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month and fiscal nine month period ended September 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002.

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

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. New Accounting Standards (continued)

During the second quarter, MMI completed the required initial impairment analysis which indicated no impairment of goodwill existed at December 30, 2001. MMI will complete the first required annual impairment analysis in the fourth quarter of 2002.

If the new accounting standard had been applied during the three and nine-month period ended September 29, 2001, that period's net income would have been increased as follows:

(In Thousands)	Three Months Ended	Nine Months Ended
September 29, 2001
Reported net income	$ 5,071	$ 9,681
Add back: Goodwill amortization, net of tax	572	1,712
Adjusted net income	$ 5,643	$ 11,393

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

In July 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue EITF 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. MMI expects to adopt SFAS 146, effective December 29, 2002, the beginning of its fiscal year 2003.

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

4. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	(In Thousands)
	September 28, 2002 (Unaudited)	December 29, 2001
Raw materials	$ 21,431	$ 18,918
Work-in-process	311	819
Finished goods	63,517	56,529
	$ 85,259	$ 76,266

Property, plant, and equipment consist of the following:

	(In Thousands)
	September 28, 2002 (Unaudited)	December 29, 2001
Land	$ 5,911	$ 5,911
Buildings and improvements	29,445	29,203
Machinery and equipment	96,175	93,978
Rental equipment	4,225	4,225
Less accumulated depreciation	(61,846)	(54,861)
Total property, plant, and equipment, net	$ 73,910	$ 78,456

Goodwill and other intangible assets consist of the following:

	(In Thousands)
	September 28, 2002 (Unaudited)	December 29, 2001
Goodwill, net	$ 49,678	$ 49,678
Other intangible assets	2,974	3,024
Less accumulated amortization	(1,940)	(1,642)
Total intangible assets, net	$ 50,712	$ 51,060

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

(In Thousands)

	Three Months Ended September 28, 2002
		Concrete
		Construction
	Fence	Products	Corporate	Total

External sales	$ 77,618	$ 55,038	$ -	$ 132,656
Impairment of fixed assets	839	2,924	-	3,763
Restructuring expenses	435	1,198	-	1,633
Earnings before interest and income taxes	2,065	521	(111)	2,475
Interest expense	-	-	6,351	6,351
Income taxes benefit	-	-	(1,420)	(1,420)
Net income (loss)	2,065	521	(5,042)	(2,456)
Depreciation and amortization	1,060	1,768	111	2,939
EBITDA (1)	3,125	2,289	-	5,414

	Three months ended September 29, 2001
		Concrete
		Construction
	Fence	Products	Corporate	Total

External sales	$ 74,716	$ 62,588	$ -	$ 137,304
Earnings before interest and income taxes	6,653	9,496	(680)	15,469
Interest expense	-	-	6,521	6,521
Income taxes expense	-	-	3,877	3,877
Net income	6,653	9,496	(11,078)	5,071
Depreciation and amortization	1,118	1,710	680	3,508
EBITDA (1)	7,771	11,206	-	18,977

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Segment Reporting (continued)

(In Thousands)

	Nine months ended September 28, 2002
		Concrete
		Construction
	Fence	Products	Corporate	Total

External sales	$ 227,893	$ 169,352	$ -	$ 397,245
Impairment of fixed assets	839	2,924	-	3,763
Restructuring expenses	435	1,198	-	1,633
Earnings before interest and income taxes	12,223	11,944	(347)	23,820
Interest expense	-	-	19,025	19,025
Income taxes	-	-	1,905	1,905
Net income	12,223	11,944	(21,277)	2,890
Depreciation and amortization	3,206	5,245	347	8,798
EBITDA (1)	15,429	17,189	-	32,618
Segment Assets (2)	115,536	118,583	65,657	299,776

	Nine months ended September 29, 2001
		Concrete
		Construction
	Fence	Products	Corporate	Total

External sales	$ 200,418	$ 180,666	$ -	$ 381,084
Earnings before interest and income taxes	12,573	24,265	(2,039)	34,799
Interest expense	-	-	18,294	18,294
Income taxes	-	-	6,824	6,824
Net income	12,573	24,265	(27,157)	9,681
Depreciation and amortization	3,363	5,075	2,039	10,477
EBITDA (1)	15,936	29,340	-	45,276
Segment Assets (2)	109,180	127,871	65,337	302,388

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

7. Dividend to MMHC

On August 8, 2002, and May 13, 2002, MMI paid dividends of $3.6 million and $1.9 million, respectively to its parent company, MMHC. These dividends were funded by borrowings under MMI's revolving credit facility, and were used by MMHC to reduce the obligation under its subordinated credit facility.

8. Fixed Asset Impairments and Restructuring Charges

The process of evaluating existing operations, and where applicable, re-engineering those operations was initiated early in 2002. The initiative was expected to take approximately 12 to 18 months with a primary focus on more effective utilization of assets and reduction of excess capacity through consolidation and rationalization.

In connection with this initiative, during the three months ended September 29, 2002, MMI committed to an exit plan to cease operations at certain plants which resulted in restructuring and impairment charges, primarily related to these plants totaling $5.4 million. This charge includes restructuring costs of $1.6 million ($1.0 million after tax) which related to certain non-cancelable lease payments and other related exit costs.

Additionally, this charge included fixed asset impairments of $3.8 million ($2.3 million after tax), $3.0 million related to the Concrete Construction Products segment operations, and $0.8 million related to the Fence segment. Because of these plant closures and consolidations, estimated future cash flows related to these assets indicated that an impairment of the recorded book value had occurred. These estimates will be evaluated quarterly and are subject to change based on actual events.

The following table summarizes the components of the restructuring and other related charges for the three and nine month period ended September 28, 2002 (in thousands):

	Fence	Concrete Construction Products	Total
Personnel costs associated with plant closings	$ -	$ 350	$ 350
Non-cancelable lease payments	281	-	281
Facility maintenance and other costs	154	848	1,002
Restructuring costs	435	1,198	1,633
Fixed asset impairment	839	2,924	3,763
Total restructuring and impairment expense	$ 1,274	$ 4,122	$ 5,396

In connection with the above mentioned restructuring, on October 29, 2002, MMI reduced its workforce at its facility in Baltimore, Maryland by 44 employees, for which MMI will incur approximately $0.3 to $0.6 million of severance and related expenses in the fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. Our estimation process generally relates to potential bad debts, damaged and slow moving inventory, value of fixed assets, value of intangible assets, and health care and workers compensation claims. We base our judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes to the consolidated financial statements. Actual results could differ from our estimates.

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

Statement of Operations - Selected Data

(In Thousands)

	Three Months Ended			Nine Months Ended
	September 28,		September 29,	September 28,		September 29,
	2002	Change	2001	2002	Change	2001

Fence	$ 77,618	$ 2,902	$ 74,716	$ 227,893	$ 27,475	$ 200,418
Percentage of net sales	58.5%	4.1%	54.4%	57.4%	4.8%	52.6%
Concrete Construction Products	$ 55,038	$ (7,550)	$ 62,588	$ 169,352	$ (11,314)	$ 180,666
Percentage of net sales	41.5%	-4.1%	45.6%	42.6%	-4.8%	47.4%
Net Sales	$ 132,656	$ (4,648)	$ 137,304	$ 397,245	$16,161	$ 381,084

Gross profit	$ 20,429	$ (5,626)	$ 26,055	$ 65,761	$ (2,983)	$ 68,744
Percentage of net sales	15.4%	-3.6%	19.0%	16.6%	-1.4%	18.0%
Selling, general, administrative
and other expenses	$ 12,558	$ 1,972	$ 10,586	$ 36,545	$ 2,600	$ 33,945
Percentage of net sales	9.5%	1.7%	7.7%	9.2%	0.3%	8.9%
Restructuring and impairment charges	$ 5,396	$ 5,396	-	$ 5,396	5,396	-
Percentage of net sales	4.1%	4.1%	0.0%	1.4%	1.4%	0.0%
Income before interest and income taxes	$ 2,475	$ (12,994)	$ 15,469	$ 23,820	$ (10,979)	$ 34,799
Percentage of net sales	1.9%	-9.4%	11.3%	6.0%	-3.1%	9.1%

Interest expense	$ 6,351	$ (170)	$ 6,521	$ 19,025	$ 731	$ 18,294
Percentage of net sales	4.8%	0.1%	4.7%	4.8%	0.0%	4.8%
Effective income tax (benefit) rate	(36.6%)		43.3%	39.7%		41.3%
Net income (loss)	$ (2,456)	$ (7,527)	$ 5,071	$ 2,890	$ (6,791)	$ 9,681
Percentage of net sales	-1.9%	-5.6%	3.7%	0.7%	-1.8%	2.5%

Results of Operations

Fiscal Three Months Ended September 28, 2002 Compared to the Fiscal Three Months Ended September 29, 2001

Consolidated sales for the three months ended September 28, 2002 decreased by $4.6 million, or 3%, compared to the three months ended September 29, 2001.

Fence sales were up by 4%, to $77.6 million, compared to $74.7 million for the three months ended September 29, 2001 due primarily to market share increases in certain geographic regions. However, some softness in market activity began in the third quarter. This slow-down, combined with some softness in pricing, mitigated the impact of the sales increase.

Concrete Construction Products' sales decreased by 12%, to $55.0 million, for the three months ended September 28, 2002 compared to $62.6 million in the prior year's period. Approximately $1.5 million of the decrease is due to the discontinuance of the galvanized wire product line, a non-core activity of the Baltimore, Maryland facility. A scaling back of production of certain other commodity type mesh products resulted in an additional decrease of $1.2 million. Most of the remaining sales decline was due to a slow-down in commercial construction activity.

Consolidated gross profit for the three months ended September 28, 2002 decreased by $5.7 million, or 22%, compared to the three months ended September 29, 2001. As a percentage of sales, gross profit decreased to 15.3% for the three months ended September 28, 2002 as compared to 19.0% in the prior year period.

Most of the decline in gross profit was attributable to the Concrete Construction Products segment. Significant volume declines in the Baltimore, Maryland facility (including discontinuance of the galvanizing wire product line), and less severe but nonetheless telling volume declines in other plants (due to commercial construction slow-downs and scaling back production of certain, more commodity oriented products) resulted in lower capacity utilization. This combined with increased costs of steel rod, a write-down to market of inventory related to the galvanized wire operation, and price reductions for some other products, contributed to the margin reduction.

In the Fence segment, gross profit declined despite a $2.9 million increase in net sales. Price reductions contributed to the decline in margin, as well as inefficiencies associated with plant restructuring activity. The identification of slow-moving inventory requiring write-down to market and expenses associated with the recruitment and hiring of new manufacturing managers contributed about $0.7 million to the margin decline.

Selling, general, administrative and other expenses increased 19%, to $12.6 million, during the three months ended September 28, 2002 compared to $10.6 million for the prior year period. The Fence segment accounted for the majority of the increase as more marketing and sales personnel were added to more effectively cover the market. Fees relating to strategic planning initiatives and implementing improved costing methodologies contributed $0.6 million to the increase. These increases were partially offset by the discontinuance of goodwill amortization expense required by the adoption of SFAS No. 142. The goodwill amortization recorded for the three months ended September 29, 2001 was $0.6 million. Other favorable factors included a decrease in bad debt expense and higher prompt payment discounts. As a percent of sales, selling, general, administrative and other expenses for the three months were 9.4% in fiscal 2002 and 7.7% in fiscal 2001.

During the three months ended September 28, 2002, MMI recorded restructuring and impairment charges totaling $5.4 million (pre-tax). The charge is the direct result of management's plan to rationalize existing operations, and where applicable, to reduce fixed costs and improve operational efficiencies. The charges include restructuring costs of $1.6 million of which $1.2 million were attributable to the Concrete Construction Products segment (primarily related to the shutdown of the Baltimore, Maryland facility) with the remaining $0.4 million being attributable to the Fence segment. Restructuring charges include non-cancelable lease payments, and various other exit costs. The charges also included fixed asset impairments of $3.8 million, of which $2.9 million is related to the Concrete Construction Products segment and $0.9 million to the Fence segment. Due to plant closures and realignments, estimated future cash flows related to these fixed assets indicated that an impairment of the recorded book value had occurred.

Interest expense for the three months ended September 28, 2002 of $6.4 million was comparable to $6.5 million incurred during the three months ended September 29, 2001. This slight decrease is primarily due to favorable interest rates related to outstanding borrowings under the revolving credit facility.

Fiscal Nine Months Ended September 28, 2002 Compared to the Fiscal Nine Months Ended September 29, 2001

Consolidated sales for the nine months ended September 28, 2002 increased 4%, or $16.2 million to $397.2 million, as compared to $381.1 million in the nine months ended September 29, 2001.

Fence segment sales were up 14% to $227.9 million as compared to $200.4 million in the nine months ended September 29, 2001. The improved results were due to favorable market activity, particularly in the first quarter of 2002 as compared to the first quarter of 2001 when more severe winter weather impacted sales activity. In addition, a variety of competitive actions (including the deployment of a larger sales force) has helped to improve market position. The successes of MMI's competitive actions have been partially offset by some softening in prices, particularly during the third quarter of fiscal 2002.

Concrete Construction Products' sales decreased by 6%, to $169.4 million, in the first nine months of fiscal 2002 compared to $180.7 million for the prior year period. A slowdown in commercial construction activity, the resulting competitive pricing pressures, and the scaling back of production of certain commodity type mesh products were the primary contributors for the decrease.

Consolidated gross profit for the nine months ended September 28, 2002 decreased 4%, or $3.0 million to $65.8 million, as compared to $68.8 million in the nine months ended September 29, 2001. As a percentage of sales, gross profit decreased from 18.0% in 2001 to 16.5% for the nine months ended September 28, 2002.

The decline in gross profit was attributable to the Concrete Construction Products segment. Volume declines driven by a slow-down in commercial construction and infrastructure spending, competitive pricing pressures and the higher cost of steel rod from both domestic and foreign suppliers were the primary contributors. The impact of the lower use of manufacturing plant capacity was also a factor in the decline of gross profit as a percentage of sales.

In the Fence segment, higher sales volumes and thus more efficient utilization of plant capacity and lower costs of certain purchased products were the primary contributors to improved gross profit. The rising cost of steel rod included in certain manufactured products and some softening in pricing during the third quarter were negative influences. Certain costs related to, and inefficiencies associated with, manufacturing plant restructuring (but not captured in restructuring expenses) also contributed to the decline in gross margin. The writedown of slow-moving inventory and expenses associated with the recruitment and hiring of additional manufacturing and safety personnel totaling approximately $2.0 million were unfavorable contributors to the variance as well.

Selling, general, administrative and other expenses increased 7%, to $36.5 million, in the first nine months of fiscal 2002 compared to $33.9 million in fiscal 2001. This increase was primarily attributable to increases in Fence segment sales and support personnel, and consulting expenses of $1.2 million related to strategic planning initiatives and improved costing methodologies. These increases were partially offset by the discontinuance of goodwill amortization expense required by the adoption of SFAS No. 142. The goodwill amortization recorded for the nine months ended September 29, 2001 was $1.7 million. Other favorable factors were a decrease in bad debt expense and increases in prompt payment discounts. As a percent of sales, selling, general, administrative and other expenses for the nine months were 9.2% and 8.9% in fiscal 2002 and fiscal 2001, respectively.

As noted above, MMI recorded restructuring and impairment charges totaling $5.4 million (pre-tax) in the third quarter of 2002. This charge is the direct result of management's plan to rationalize existing operations, and where applicable, to reduce fixed costs and improve operational efficiencies.

Interest expense in the first nine months of fiscal 2002 increased by 4%, to $19.0 million compared to $18.3 million in the first nine months of fiscal 2001. This increase is primarily attributable to a rate increase associated with the issuance of $50 million of senior subordinated notes in the third quarter of 2001.

Liquidity and Sources of Capital

Cash Flows. For the nine months ended September 28, 2002, net cash used in operating activities was approximately $4.1 million, as compared to net cash provided by operating activities of $21.6 million during the first nine months of 2001. The change of $25.7 million was due primarily to increased working capital. Greater quantities of steel rod than normal were purchased, primarily during the first half of fiscal 2002, in order to minimize the impact of expected price increases. In addition, the company increased its purchase of certain products in order to take advantage of favorable pricing opportunities and accelerated payment discounts. The amount of cash used in investing activities was generally consistent with the prior year period. Capital expenditures were approximately $1.8 million higher during the first nine months of fiscal 2002 due to management's plan to upgrade certain manufacturing plants and equipment. Capital expenditures in the first nine months of 2002 include progress payments on new manufacturing equipment that will be delivered in 2003. The financing of working capital increases and capital expenditures was provided by MMI's revolving credit facility. Other financing activities included a $3 million payment required to effect the exchange of 13% Notes for newly issued 11.25% Notes and dividends to MMHC of $5.5 million.

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. MMI's EBITDA for the first nine months of fiscal year 2002 and 2001 was $32.6 million and $45.3 million, respectively. The decrease in EBITDA is primarily due to decreases in income before interest and income taxes due to the changes in gross profit and selling, general and administrative expenses, and restructuring and impairment charges discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization.

MMI expects that cash flows from operations and the borrowing availability under its revolving credit facility will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans and existing debt service. Capital expenditures in the future are expected to continue to increase as MMI invests in potential cost reduction opportunities provided by new technology and processes. The implementation of restructuring initiatives will have a cash cost. However, such initiatives are implemented only when future verifiable cash savings justify the expenditure. Severance expenses, equipment moving expenses and other cash expenses associated with restructuring are expected to be approximately $1.0 to $1.5 million in the fourth quarter of 2002.

MMI has pursued and intends to continue to pursue a strategy of business acquisitions that will broaden its distribution network, complement or extend its existing product lines or increase its production efficiency and capacity. The borrowing availability under its revolving line of credit facility and its additional borrowing capability (which MMI believes is justified by its financial position and operating cash flows) are expected to be the financing sources for such acquisitions. It is possible that, depending on MMI's future operating cash flows and the size of potential acquisitions, MMI will seek additional sources of financing subject to limitations under its current indebtedness.

The lower level of profitability forecasted for the full fiscal year ending December 28, 2002 (including the impact of restructuring expense accruals, the write down of fixed asset book values to reflect impairment, and expected fourth quarter severance, equipment moving and other non-recurring expenses) may at year end result in a technical default of the Fixed Charge Coverage Ratio covenant under the revolving line of credit facility. Based on discussions with the collateral lender, MMI believes that a waiver of this default will be granted

Seasonality

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MMI is subject to market risk exposure related to changes in interest rates on its revolving credit facility and its senior subordinated notes. Borrowings under the credit facility bear interest, at either the bank's base rate plus 0.25% or Eurodollar rate plus 1.25% to 2.75%, at the option of MMI. Due to the impact of the restructuring charges recorded during the quarter ended September 28, 2002, the applicable margin on outstanding borrowings under our revolving credit facility changed to 2.75%. The fixed rate senior subordinated notes are subject to change in fair value. At September 28, 2002, the estimated fair value of the notes was $196.5 million. At December 29, 2001, the estimated fair value of the notes was $186.5 million. The estimated fair values are based on the quoted market prices. The variation in fair value is a function of market interest rate changes and investor perception.

MMI has exposure to price fluctuations associated with steel rod, the company's primary raw material. MMI negotiates purchase commitments from one to nine months in advance to limit exposure to price fluctuations and ensure availability of the materials. Approximately half of the steel rod is purchased from foreign sources. Such purchases are denominated in U.S. dollars. MMI's ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in cost of sales. Most steel rod imports are subject to a tariff-rate quota that expires in February 2003. In addition, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been put in place. Because steel rod comprises a substantial portion of cost of goods sold (approximately 25% in fiscal 2001), any increase in steel rod cost which cannot be passed on to customers would reduce gross profit and cash flows from operations. Although MMI has historically been able to pass along increases in steel rod prices to customers, competitive pressures may prevent the company from doing so in the future. A decrease in the volume of raw material purchases could also result in MMI being unable to secure volume purchase discounts that the company has obtained in the past.

Item 4. Controls and Procedures.

The certifying officers of MMI are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and have; (i) designed such disclosure controls and procedures to ensure that material information relating to MMI, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared; and (ii) evaluated the effectiveness of MMI's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based upon that evaluation, these principal executive officer and principal financial officer concluded that MMI's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in its periodic SEC filings.

MMI's certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

MMI Products, Inc.

Date: November 12, 2002	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer

CERTIFICATIONS

I, John M. Piecuch, certify that:

  I have reviewed this quarterly report on Form 10-Q of MMI Products, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/John M. Piecuch
John M. Piecuch, President and Chief Executive Officer

CERTIFICATIONS

I, Robert N. Tenczar, certify that:

  I have reviewed this quarterly report on Form 10-Q of MMI Products, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President and Chief Financial Officer