Form 10-K
period 2002-09-28
MMI PRODUCTS INC
filed 2003-03-28
CIK 1040736

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

The common stock of the registrant is not publicly registered or traded and, therefore, no market value whether held by affiliates or non-affiliates can be readily ascertained.

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on March 27, 2003, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

Item 1. Business

General

MMI Products, Inc. ("the Company"), a Delaware corporation and a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"), was organized in 1953. MMHC was acquired by Citicorp Venture Capital, Ltd. and members of the Company's management in 1986.

We are a leading manufacturer and distributor of products used in the North American public "infrastructure", nonresidential and residential construction industries. For the year ended December 28, 2002, we believe approximately 70% of our total net sales were for nonresidential applications. Our products are segregated into two reporting segments: Fence and Concrete Construction Products, which accounted for 57.6% and 42.4% of our total net sales, respectively, for the year ended December 28, 2002. We have established leading market positions in each of our segments. We offer high quality products and have extensive distribution capabilities. Additionally, we realize cost savings by combining the requirements for steel rod, our main raw material, for each of our segments. As a result, we are one of the largest buyers of steel rod in the United States and believe we are able to consistently purchase steel rod at a discount to industry standards.

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

We have an extensive and well-positioned distribution network, consisting of 75 company-operated manufacturing and distribution centers, located in 30 states. Our distribution network serves over 9,000 customers, including construction contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of concrete reinforcing bar. We manufacture products at 19 principal manufacturing facilities strategically located throughout the United States. In addition to serving customers nationwide, our distribution centers and production facilities are well positioned to serve areas of high population and construction growth. We currently have manufacturing or distribution facilities in each of the ten states with the largest projected increases in population through 2025.

We maintain inventory in distribution centers for fence and concrete accessories products. Inventories will generally be at their highest levels between the months of April and October when most market activity occurs in the Fence segment. We also purchase our raw material in large quantities based upon expected usage for a period of up to nine months. Accounts receivable also rise during these months due to the seasonal fluctuations in sales.

We have one customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2002; however, this customer did not account for more than 10% of our consolidated net sales.

All of our outstanding capital stock is owned by MMHC. An affiliate of Citicorp Venture Capital, Ltd., Court Square Capital, Limited, together with its affiliates, employees and other persons affiliated or otherwise associated with Citicorp Venture Capital, own 49.5% of the total voting power of MMHC. In addition, such persons may elect to convert their stock into stock of another class and by so doing represent 82% of the total voting power of MMHC.

We have two subsidiaries, MMI Management, Inc. and Ivy Steel & Wire, Inc. MMI Management, Inc. has a 99% limited partnership interest in, and the Company holds a one percent general partnership interest in, MMI Management Services, L.P., the entity which provides us use of its intellectual property and provides general management, business development, finance, and purchasing services. On December 30, 2002, the Company acquired Structural Reinforcement Products, Inc. ("SRP"). On December 31, 2002 SRP's name was changed to Ivy Steel & Wire, Inc.

Hallett FSC, Inc., a subsidiary of the Company and an entity that had remained inactive since it was acquired as part of the Hallett Wire Products Company in February 2000, was dissolved in July, 2002.

Our corporate headquarters are located at 515 West Greens Road, Suite 710, Houston, Texas 77067. Our telephone number is (281) 876-0080.

The 2002, 2001, and 2000 fiscal years referred to in this Annual Report are the fifty-two week periods ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

Acquisitions

Historically, we have achieved a significant portion of our growth through business acquisitions. The Company has completed 3 acquisitions since fiscal 2000, aggregating approximately $68.9 million in consideration, including one acquisition in fiscal 2003. We completed one acquisition each in 2000 and 2001, and we had no acquisitions in fiscal 2002.

On February 3, 2000, the Company purchased all of the issued and outstanding capital stock of Hallett Wire Products Company, a Minnesota Corporation ("Hallett"). Hallett manufactured welded wire mesh at facilities located in St. Joseph, Missouri and Kingman, Arizona. Hallett had net sales of approximately $37 million for the year ended December 31, 1999. We funded the total acquisition price of $40.0 million from our revolving credit facility.

On February 1, 2001, the Company purchased certain assets of Page Two, Inc. and Kewe 3, Inc. for cash of $2.0 million, which we funded from our revolving credit facility. The assets consisted primarily of a production line for the application of an aluminum coating on strand wire located in Bartonville, Illinois, as well as accounts receivable, inventories and goodwill. The machinery and equipment was moved to a Company owned facility in New Paris, Indiana in late 2002.

On December 30, 2002, the Company purchased all of the issued and outstanding shares of SRP. The purchase price recorded in fiscal 2003 by the Company was approximately $27.4 million, including $3.6 million for the present value of contracted installment payments. The $23.8 million cash disbursement was funded from our revolving credit facility. Additional acquisition costs could be recorded contingent upon the operating and financial success of the acquired facility. SRP manufactures welded wire mesh in a "state-of-the-art" facility located in Hazleton, Pennsylvania.

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

    increased our focus on products used in the nonresidential and infrastructure construction industries, which over the years have tended to be less cyclical than the residential construction industry;
    positioned our Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending;
    expanded our distribution network to serve diverse areas of high population growth, as well as to limit the effects of any particular regional economic downturn.

Raw Materials. Our manufactured products are produced primarily from steel rod. Because both business segments require large quantities of the same raw material, we purchase steel rod in significantly larger quantities than would be necessary if the business segments were part of independent enterprises. Because of such large volume purchases, we believe that we typically purchase steel rod at a discount to industry standards. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately 22% in fiscal year 2002), we believe such cost savings provide a competitive advantage.

Approximately half of our annual steel rod purchased is produced overseas. We purchase steel rod from several suppliers overseas and in the United States. The ample availability of steel rod provides us with many purchasing options and, as a result, we are not reliant on any one supplier.

We will normally negotiate quantities and pricing on a quarterly basis for both domestic and foreign steel rod purchases. Because all agreements for the purchase of steel rod, whether foreign or domestic, are denominated in U.S. dollars, there are no significant risks of fluctuations in foreign currency exchange rates with respect to such agreements.

Fence Segment

Our Fence segment is made up of two operating divisions, Merchants Metals and Anchor Die Cast.

Merchants Metals is headquartered in Houston, Texas. Its operations are located throughout the United States and managed by geographic regions. Anchor Die Cast, a manufacturer of fence fittings, is located in Harrison, Arkansas. Our Fence segment contributed 57.6%, 53.8%, and 52.1% of consolidated net sales in fiscal years 2002, 2001, and 2000, respectively.

Production Process. Our chain link fence manufacturing process is virtually the same at each manufacturing facility. The dominant manufacturing process is "galvanized after weaving," where after wire drawing and weaving processes, the produced roll of chain link fabric is passed through molten zinc which clings to the surface to protect against corrosion and enhance appearance.

The segment also produces other types of coated wire fabric, including PVC coated, aluminum coated, and "galvanized before weaving". In addition, vinyl coatings are applied to the pipe, tubing, and fittings used with vinyl coated chain link fabric. Anchor Die Cast manufactures a full line of aluminum die cast and galvanized pressed steel fittings.

Products. Our Fence segment is one of the largest producers and a major distributor of hot dipped galvanized and vinyl coated chain link fence systems in the United States. The segment manufactures chain link fence systems at eight principal facilities.

Chain link fence systems include:

Galvanized After Weaving - Galvanized after weaving, or GAW, is the only zinc coated chain link fabric that is coated after weaving, ensuring all surfaces of the base metal are protected. Combined with zinc coated framework, galvanized chain link fence systems provide security and protection in commercial, industrial, and recreational fence applications.

Vinyl Coated Products - The fence segment manufactures and distributes a variety of vinyl coated products, including vinyl coated chain link fence fabric, coated pipe and accessories. Merchants Metals utilizes its Colorbond I and Colorbond II systems for commercial, industrial and recreational applications.

Colorbond I provides a dependable, rugged, long-lasting protection, and is ideal for applications where high security and strength are required. Colorbond I is created by combining fabric made from either extruded and adhered, or fused and adhered wire with framework which meets the strict specifications of the American Society for Testing and Materials "ASTM", and is specified for highways, bridges, power plants and marine installations, by heavy industry and state and federal agencies.

Colorbond II offers long-lasting protection and maintenance free qualities and is often selected for light industrial and recreational projects. Colorbond II is created by combining fabric that is made from extruded, extruded and adhered, and fused and adhered wire with high strength framework which meets the ASTM standards for coating. These systems are environmentally safe and aesthetically pleasing. As such, they are specified for a variety of applications including perimeter security systems for hospitals, pumping and transformer stations, parks, pools and playgrounds, athletic fields, and office complexes.

Secure-GuardTM is a high security chain link mesh that has smaller openings through which most objects cannot pass. The smaller opening enhances the security of the system as it minimizes the possibility of fingers and toes being inserted to facilitate climbing, as well as making it more difficult to manually cut through the fabric (there is a limited amount of space for wire cutters to operate). Secure-guard is ideal for special security applications including military facilities, prisons, industrial storage yards, bridges and pedestrian overpasses, and various governmental facilities.

The Secure-Bond™ fencing system is a specially formulated polyvinylchloride (PVC), compounded of virgin PVC resins, plasticizers and stabilizers that is fused and bonded to a high quality commercial grade steel core wire which has been given a standard coating of zinc. With this Merchants Metals exclusive process, the galvanized steel substrate is mechanically cleaned and chemically treated to produce a molecular bond between the galvanized core and the vinyl. The strength of the bond is greater than the cohesive strength of the PVC material itself. This permanently fused vinyl coating provides a dense and impervious covering, free of voids, with a smooth surface. The process permits the use of a larger diameter core wire because it requires only a 7 to 10 mil (thousandths of an inch) coating of vinyl (compared to the approximate 15 to 25 mil vinyl coating for extruded plastic coated wire) to assure protection from corrosion. The resulting product is a wire with a fused-on vinyl coating that is evenly applied and free of pin holes and blisters. The vinyl coating will not peel, crack or shrink, is flexible and bends at temperatures as low as -20°F. Security fencing is corrosion and abrasion resistant and will not support combustion.

Ornamental Iron Fence Panels - Ornamental iron fence panels are constructed from high quality galvanized steel for maximum strength and durability. A finished coat of polyester powder is applied over zinc rich primer providing corrosion protection and aesthetic appeal. Ornamental iron fences are commonly used for private and semi-private residential developments, apartment complexes, universities, parks, and various other applications.

Other manufactured products are:
    aluminized chain link fence fabric;
    a full line of aluminum die cast and galvanized pressed steel fittings;
    vinyl coated pipe and accessories; and
    gates.

Our Fence segment also distributes a variety of fence products purchased from third parties, including:

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
    warehouses;
    schools;
    airports;
    correctional institutions;
    military facilities;
    recreational facilities;
    swimming pools; and
    dog kennels.

Polyvinyl chloride ("PVC") color coated wire, together with vinyl coated colored pipe, tubing and fittings, are used primarily to enhance the appearance of a chain link fence system (e.g., residential applications, tennis courts, etc.). Our Fence segment also offers other fence products that are used primarily in the construction of wood, vinyl, aluminum or ornamental iron fence systems, and in the construction of all sizes and styles of fence gates for the residential and nonresidential markets.

In fiscal year 2002, approximately 50% of our Fence segment sales represented products we manufactured. The remaining fence products were purchased as finished goods from third parties for distribution. Purchases of finished fence products are primarily from domestic manufacturers. We believe our full line of fence products provides a competitive advantage by giving us the ability to provide a "one-stop shop" solution for our customers, thereby promoting customer loyalty.

Sales and Marketing; Principal Customers. Our Fence segment sells fence products principally to fence wholesalers and to nonresidential and residential contractors. Although some of our fence products sales are made to the ultimate consumer by home centers, home centers are not a primary focus of our Fence segment's sales efforts. No customer accounted for more than 10% of our Fence segment revenues in fiscal year 2002.

The employees consist of inside and outside sales personnel, distribution center managers, sales managers, and customer service representatives. Sales generally are made through 53 regional distribution centers (eight of which are located at manufacturing facilities), located in 30 states. Because customer orders typically require rapid turn-around time, the distribution centers are strategically located near customers' facilities. The segment also distributes its fence products through a network of approximately 400 authorized dealers located across the country.

Competition. Our Fence segment's major national competitor is Master-Halco, Inc., which has a more extensive distribution network than Merchants Metals. Our segment also competes with other national and regional competitors.

Although the ability to sell fence products at a competitive price is an important competitive factor, we believe other factors, such as perceived quality of product and service and ability to deliver products to customers quickly, are also important to our fence customers.

Concrete Construction Products Segment

Our Concrete Construction Products segment is made up of two divisions, Ivy Steel and Wire ("Ivy"), which produces welded wire reinforcement products (wire mesh), and Meadow Burke Products ("Meadow Burke"), which produces concrete accessories. Ivy is headquartered in Houston, Texas and Meadow Burke is headquartered in Tampa, Florida. Both companies segregate their management and operations by geographic region. Our Concrete Construction Products segment comprised 42.4%, 46.2% and 47.9% of our consolidated net sales in fiscal years 2002, 2001 and 2000, respectively.

Production Process. Our Concrete Construction Products segment manufactures its products at 11 principal facilities, which are strategically located throughout the U.S. Welded wire reinforcement is produced from wire drawn from low-carbon, "hot-rolled" steel rod that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns. Wire mesh is manufactured on large automatic welding machines that use the electrical resistance method. Welded wire reinforcement products are designed, engineered and manufactured based on customer project specifications which are custom manufactured and delivered to the end user.

Commodity building mesh generally is produced in roll and sheet form and is made with smaller diameter wire. Pipe mesh generally is custom-made to customer specifications. Additional steps in the process of producing structural wire mesh often include:

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

In addition to steel rod, which is the primary raw material for concrete accessories, other raw materials are used such as:

    round and flat bar stock;
    slit steel coils; and
    reinforcing steel bars.

Products. The segment provides a variety of products for use in the commercial, residential, and infrastructure markets.

Welded wire reinforcement can be used in virtually any reinforced concrete application, including highways, bridges, airport taxiways, pipelines, sewage and drainage projects, and precast products.

Welded wire reinforcement products include:

Structural Mesh Products - Structural mesh is a wire mesh product designed as an alternative to steel reinforcing bar. It is utilized primarily in the commercial construction and infrastructure markets for applications that include bridge beams, highways, bridges, airport taxiways, and parking decks.

The segment manufactures structural products under the trade name Varigrid®. As the name implies, the spacing or "grid" of the mesh can be varied in both directions. We believe Varigrid provides advantages over other reinforcement products. It decreases the amount of steel required to meet job specifications, while improving placement speed and quality control. Total cost is therefore less, as the construction crews that tie larger quantities of rebar in place are not needed.

Precast box culverts are becoming more widely used in structures for the conveyance of storm water runoff in certain regions of the country. Departments of Transportation, local governments, and private developers are increasingly specifying box culverts on their projects. The steady increase in box culvert demand has challenged the precaster to develop new and better means of providing a quality product at a competitive price. We believe we are the industry leader in the design and production of custom welded wire reinforcement sheets for the precast concrete industry. Additionally, we provide innovative reinforcement sheets that are improving the way culvert cages are constructed.

As part of this strategy to introduce unique and innovative precast products, we introduced the Acc-U-Cage® reinforcement system. Acc-U-Cage sheets are manufactured using our Varigrid technology using variable lengths and wire sizes, to effectively place the steel in the required location. Each sheet is bent into a "U" shape for quick assembly with two "U" shapes forming the inside cage and two "U" shapes forming the outside cage resulting in rigid cages without over-steeling.

Structural mesh is marketed as a cost-effective alternative to steel reinforcing bars. Although structural mesh has a higher initial cost to the customer than does steel reinforcing bar, we believe the overall construction cost to the customer is generally lower if structural mesh is utilized.

Building Mesh Products - Building mesh is used in residential and light nonresidential construction, including side walks and driveways, slab foundations and concrete walls, and various other applications. Building mesh products are sold in sheets and rolls and represent scaled back versions of our Varigrid systems manufactured to customer specifications.

Building mesh products also include Steeltex®, which is a combination of wire mesh with a special waterproof backing containing glass reinforced fibers which are embedded in the paper for additional strength. Steeltex applications include building of swimming pools, miniature golf courses and stucco applications.

Pipe Mesh Products - Pipe mesh products are manufactured to customer specifications for use in the construction of reinforced concrete pipe and, among other things, drainage and sewage systems and water treatment facilities. Pipe mesh can be manufactured in a multitude of sizes to meet any job requirement. Ivy has been producing pipe mesh for over 40 years.

Bright Basic Wire Products - Low, medium, and high carbon Bright Basic Wire is produced for various industrial applications which are marketed in either coils or straight and cut lengths. With tensile and yield strengths higher than rebar, straight and cut deformed wire may be cut to exact lengths and substituted for many jobs requiring rebar.

In addition, the segment produces over 2,000 specialized accessories used in concrete construction, including products used to position and install steel reinforcing bar and wire mesh reinforcing grid.

Concrete accessories include the following:

Metal Rebar Supports - Metal rebar supports is the leading volume product in our concrete accessories product line. Four regional manufacturing plants produce these products for their respective markets. We believe we are one of the market leaders in both service and quality. Metal rebar supports are used for positioning rebar in concrete slabs for maximum strength benefit of the steel rebar. Rebar supports are mill finish, galvanized, epoxied or stainless steel in composition.

Precast and Prestressed Products - Precast and prestressed products cover a wide range of products from our Rapid Lift and Starcon engineered lifting systems to prestress strand hold downs and coil products as well. We are one of the industry leaders in product development for the precast market with such innovative products as the Hook Lift utility anchor and the patented Rapid-Lok gravity structural connection plate system. Companies in the precast market produce a product line ranging from structural concrete beams and lite walls for parking garages and bridges, to sound walls and exterior architectural facades for buildings.

Tilt Up Construction Products - Tilt up construction products consist of the patented SuperLift III® system, a preferred product of concrete tilt-up professionals. SuperLift III provides tilt-up professionals with superior lifting capacities and a line of super braces for holding up the erected walls on the job site. Meadow Burke engineers calculate all additional reinforcing and lifting stresses needed to provide a safe and efficient environment for the erection of this job site cast system for the perimeter walls of buildings.

Bridge Deck Products - Bridge deck products include bridge overhang brackets and bridge hangers for bridge deck applications and various other miscellaneous concrete accessories.

Wall Forming Accessories - Wall forming accessories such as snap ties and loop ties are produced for forming projects of poured in place construction. These accessories carry working loads for holding the concrete forms of steel or plywood in position for pouring concrete to dimensional designs for concrete walls and columns.

Heavy Paving Products - Heavy paving products such as welded dowel assemblies are manufactured in two facilities supporting the Northeast and Southeast regions of the United States. These welded dowel assemblies ("WDA") are load transfer devices used to extend the life of concrete pavement in road systems by reinforcing the joint of the roadway slab to prevent physical upheaval or vertical displacement.

Halfen Products - Halfen products are produced in Germany and distributed exclusively by Meadow Burke for the anchoring and connecting of curtain wall facades in commercial construction projects, as restraint anchors in precast concrete panel applications, and in pipe framing systems. Halfen anchors have a wide variety of applications and can be customized by Meadow Burke engineers.

Masonry Products - Masonry products consist of a patented concealed lintel systems. This product eliminates the need for exposed structural steel in masonry overhead openings.

Although the Concrete Construction Products segment manufactures most of its concrete accessories, certain products, such as plastic supports for steel reinforcing bar and certain types of form ties, are purchased from third parties for distribution by the segment. New products are continually introduced in an effort to provide a full line of concrete accessories to customers.

In fiscal year 2002, approximately 90% of the segment's sales represented manufactured products. The remaining 10% of the segment's sales were products purchased as finished goods from third parties for resale through our 22 regional distribution facilities.

Sales and Marketing; Principal Customers. The segment sells its products principally to the following persons:

    construction products distributors;
    industrial manufacturers (such as pre-casters of concrete products);
    large reinforcing bar fabricators;
    nonresidential building supply dealers; and
    construction contractors.

The sales force for the wire mesh product line, include inside and outside sales people and customer service representatives. Because orders for wire mesh products typically do not require the quick turn-around time required for concrete accessories, wire mesh products are shipped directly from one of the seven wire mesh manufacturing facilities to the customer, generally in truckload quantities. Most wire mesh production is in response to particular customer orders. Light wire mesh used for residential construction, however, is produced in standard patterns in anticipation of customer orders.

The sales force for concrete accessories consists of inside and outside sales people, customer service representatives and distribution center managers. Concrete accessories are distributed primarily through 15 regional distribution centers (four of which are located at concrete accessories manufacturing facilities). Because orders for concrete accessories typically require rapid turn-around time, these distribution centers are strategically located near customers' facilities.

There was one customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2002, although this customer did not account for more than 10% of our consolidated net sales.

Competition. The segment's major competitor for wire mesh is Insteel Industries, Inc. The segment also faces regional competitors in the Northeastern, Midwestern, Southeastern, and Mid-Atlantic states. There is also competition from smaller regional manufacturers and wholesalers of wire mesh products.

The concrete accessories product line faces competition from several significant competitors. Dayton-Superior Corporation is the leading full line national participant in the concrete accessories market. Universal Form Clamp, Inc. also has distribution in most regions of the country. The segment also faces competition from other regional competitors, which offer a more limited number of products.

We believe our ability to produce a greater variety of wire mesh products in a wider geographical area provides a competitive advantage to major accounts, as well as the ability to provide custom-made products that fit our customers' individual needs. For concrete accessories, we believe overall product quality, price, extensive product selection and the ability to deliver products quickly are the principal competitive factors.

We believe our raw material costs (which we believe are lower than many of our competitors) enhance the segment's ability to compete effectively with respect to product price in the concrete construction market.

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

As an owner and operator of real estate, we may be liable under applicable environmental laws for cleanup and other costs and damages, including tort, resulting from past or present spills or releases of hazardous or toxic substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of such substances on our property, and, in some cases, may not be limited to the value of the property. The presence of contamination, or the failure to properly clean it up, also may adversely affect our ability to sell, lease or operate our properties or to obtain additional capital funding. Currently, we have no remediation obligations at any property we own or lease. We are a potentially responsible party at various Superfund sites as a result of the off-site disposal of hazardous wastes. At all of these sites, we were a minor contributor of waste. While it is not possible to provide a definitive estimate of liability, given the limited amount of waste disposed, the potential liability is not expected to be material.

We believe our facilities are currently in substantial compliance with applicable environmental laws and regulations. Environmental laws continue to be amended and revised to impose stricter obligations, however, and compliance with future additional environmental requirements could necessitate capital outlays. We cannot predict the impact on our operations of any such future requirements, if enacted, although we believe such regulations would be enacted over time and would affect the industry as a whole.

Health and Safety Matters. Our facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. We believe we take appropriate precautions to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. While we do not anticipate we will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, we are unable to predict the ultimate cost of compliance with these changing regulations.

Employees

As of March 28, 2003, we had approximately 2,400 full time employees. We are a party to seven collective bargaining agreements. These agreements are with seven unions, and as of March 28, 2003, a total of 87 employees were members. The seven collective bargaining agreements cover employees at the following facilities:

    Baltimore, Maryland(1);
    Tampa, Florida;
    Whittier, California;
    Palisades Park, New Jersey; and
    Chicago, Illinois.

(1) Bargaining agreement still exists even though operations were discontinued in January 2003 and employees terminated.

The acquisition of SRP on December 30, 2002 included the assumption of a workforce that has approved union certification. A collective bargaining agreement has not yet been negotiated.

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

Item 2. Properties

Our principal executive offices and Fence segment headquarters are located in 19,806, and 20,000 square feet, respectively, of leased space in Houston, Texas.

Our operating facilities consist of two categories, manufacturing plants and distribution centers. We own the majority of the manufacturing plants, whereas the majority of distribution centers are leased from third parties. The following table sets forth the general information of each of our facilities by operating segment as of March 28, 2003:

Fence Manufacturing Plants	State	Square Feet (1)
Bladensburg - Leased	Maryland	152,000
Houston - Owned	Texas	142,000
Harrison - Owned	Arkansas	74,000
Statesville - Owned	North Carolina	74,000
New Paris - Owned (3)	Indiana	72,000
Brighton - Leased	Michigan	66,000
San Fernando - Leased	California	44,000
Whittier - Owned	California	29,000
Total Fence Manufacturing Plants		653,000
Concrete Construction Products Manufacturing Plants	State	Square Feet (1)
Ft. Worth - Owned	Texas	162,000
Jacksonville - Owned (3)	Florida	146,000
Houston - Owned/Leased	Texas	137,000
St. Joseph - Owned (3)	Missouri	112,000
Kingman - Owned	Arizona	109,000
Hazleton - Owned	Pennsylvania	98,000
Pompano Beach - Owned	Florida	93,000
Hazleton - Leased	Pennsylvania	77,000
Converse - Leased	Texas	72,000
Tampa - Owned	Florida	72,000
Tampa - Owned/Leased	Florida	55,000
Total Concrete Construction Products Manufacturing Plants		1,133,000
Distribution and Other Facilities	States	Square Feet (1)
Fence Distribution Centers (2)	29	591,000
Concrete Construction Products Distribution Centers (2)	9	308,000
Concrete Construction Products Engineering Centers - Leased	1	6,000
Inactive Plants Held-for-Sale	States	Square Feet (1)
Baltimore - Owned	Maryland	327,000
Oregon - Owned	Ohio	119,000

_________________________

(1) Does not include square footage of outside storage and other outdoor areas.

(2) The majority of distribution centers are leased properties.

(3) Expansion activities are currently underway at these manufacturing facilities that will increase the total square footage by approximately 108,700 square feet with completion expected in the second quarter of 2003.

Each of our owned plants and facilities has been mortgaged as security under our credit facility.

Item 3. Legal Proceedings

We are involved in various claims and lawsuits incidental to our business. We do not believe these claims and lawsuits in the aggregate will have a material adverse affect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data derived from our audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes to the consolidated financial statements, included on pages 17 through 52 of this report.

	Fiscal Year
	(In Thousands)
	2002	2001	2000	1999	1998
Income Statement Data (5):
Net sales	$ 504,609	$ 501,889	$ 530,429	$ 480,605	$ 418,355
Gross profit	78,634	89,223	100,793	94,276	68,184
Net (loss) income (1)	(2,300)	9,941	19,172	18,600	10,930
Balance Sheet Data:
Working capital (2)	$ 88,570	$ 82,963	$ 22,289	$ 79,182	$ 58,854
Total assets	280,486	286,495	295,688	243,483	220,226
Total long-term obligations, including current maturities	226,224	218,295	222,084	168,334	160,437
Stockholder's equity (deficit)	(18,678)	(10,386)	(3,949)	8,306	(13,007)
Cash Flow Data:
Net cash provided by operating activities	$ 10,057	$ 29,606	$ 28,539	$ 18,747	$ 15,161
Net cash used in investing activities	11,191	6,327	49,269	22,347	47,886
Net cash (used in) provided by financing activities	1,565	(23,527)	21,315	4,051	31,195
Cash dividends (3)	5,516	16,142	31,000	--	1,292
Other Financial Data:
EBITDA (4)	$ 33,595	$ 56,493	$ 68,407	$ 60,012	$ 42,781

_________________

  In fiscal year 1999, all outstanding stock options were redeemed in connection with the 1999 recapitalization of MMHC, resulting in a nonrecurring compensation charge for our employees of $2.4 million.
  In fiscal year 2000, working capital declined substantially due to the reclassification of a $65.2 million balance under our then $100.0 million revolving credit facility to current debt. The credit facility was to mature on December 12, 2001. The impact of this reclassification continued until the $100.0 million credit facility was replaced on October 30, 2001 by a $75.0 million credit facility that will mature on December 12, 2006.
  In fiscal years 2002, 2001 and 2000, $5.5 million, $16.1 million and $31.0 million, respectively, were distributed to MMHC to pay down amounts owed under its credit facility. In fiscal year 1998, $1.3 million was distributed to MMHC to fund the negotiated redemption value of one shareholder's equity interest pursuant to MMHC's 1996 recapitalization.
  EBITDA represents net income before interest expense, income taxes, depreciation and amortization. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. See reconciliation of EBITDA to net income on page 24.
  Includes historical results of operations, from the date of acquisition, of the net assets acquired pursuant to the acquisitions of Page Two, Inc. and Kewe 3, Inc. (2001), Hallett Wire Products Company (2000), National Wholesale Fence Supply, Inc. (1999), Reforce Steel and Wire Corp. (1999), The Burke Group, LLC, Wholesale Fencing Supply, Inc., and Security Fence Supply Co., Inc. (1998).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. Our estimation processes generally relate to potential bad debts, damaged and slow moving inventory, value of intangible assets, and health care and workers compensation claims. We base our judgments on historical experience and various other assumptions we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes to the consolidated financial statements. Actual results could differ from our estimates.

We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are met generally at the time product is shipped but sometimes when the product reaches its destination. We maintain an allowance for doubtful accounts receivable by providing for specifically identified accounts where collectibility is questionable and a general allowance based on the aging of the receivables, giving consideration to historical experience and current trends. A change in experiences or trends could require a material change in our estimate of the allowance for doubtful accounts.

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

We account for business acquisitions using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair values, with the excess allocated to goodwill. Certain assumptions and estimates are employed in determining the fair value of assets acquired (including goodwill and other intangible assets) and of liabilities assumed. We adopted Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets on December 30, 2001, which discontinued the amortization of goodwill and indefinite life intangibles and requires an annual test of impairment based on a comparison of fair values and carrying values. The valuation of impairment under SFAS No. 142 requires the use of forecasts, estimates, and assumptions as to the future performance of the operations. Actual results could differ from forecasts resulting in a revision of our assumptions and, if required, recognizing an impairment loss. Additionally, we completed a transitional goodwill impairment test based on a multiple of EBITDA upon adoption of SFAS No. 142 as of December 30, 2001 and determined the adoption of these rules had no impact on our financial statements. We performed the first required annual impairment test as of December 28, 2002, and the test determined there was no goodwill impairment.

General

The following is an analysis of our financial condition and results of operations. You should read this analysis in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included on pages 30 through 52 of this report.
Net sales:	2002	%(2)	2001	%(2)	2000	%(2)
Fence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	290,415	58	269,781	54	276,185	52
Concrete Construction Products. . . . . . . . . . . . . . . .	214,194	42	232,108	46	254,244	48
Total net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .	$504,609	100	$501,889	100	$530,429	100

Gross profit:
Fence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	42,063	15	40,374	15	39,948	15
Concrete Construction Products. . . . . . . . . . . . . . . .	36,571	17	48,849	21	60,845	24
Total gross profit . . . . . . . . . . . . . . . . . . . . . . . . .	$78,634	16	$89,223	18	$100,793	19

Selling, general, administrative and other:
Fence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	30,408	11	25,848	10	25,122	9
Concrete Construction Products. . . . . . . . . . . . . . . .	18,822	9	18,004	8	17,877	7
Corporate(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	462	-	2,719	1	2,563	1
Total selling, general & administrative . . . . . . . .	$49,692	10	$46,571	9	$45,562	9

Impairments of fixed assets:
Fence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .	720	N/M	-	-	-	-
Concrete Construction Products. . . . . . . . . . . . . . . .	3,043	N/M	-	-	-	-
Total fixed asset impairments . . . . . . . . . . . . . . .	$3,763	N/M	$-	-	$-	-

Restructuring expense:
Fence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .	435	N/M	-	-	-	-
Concrete Construction Products. . . . . . . . . . . . . . . .	2,749	N/M	-	-	-	-
Total restructuring expenses . . . . . . . . . . . . . . . .	$3,184	N/M	$-	-	$-	-

Earnings before interest and income taxes:
Fence. . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .	10,500	4	14,526	5	14,826	5
Concrete Construction Products. . . . . . . . . . . . . . . .	11,957	6	30,845	13	42,968	17
Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(462)	-	(2,719)	(1)	(2,563)	(1)
Total earnings before interest and income taxes .	$21,995	4	$42,652	9	$55,231	10
  As a result of the adoption of SFAS No. 142 on December 30, 2001, amortization of goodwill is no longer provided (subject to annual impairment test) and is therefore not included in 2002 expense. Corporate selling, general, administrative and other expenses in 2001 and 2000 include $2,284,000, and $1,883,000, respectively, of goodwill amortization.

(2) Percent of net sales.

Results of Operations

The following table presents, as a percentage of sales, certain selected consolidated financial data for the Company for the periods indicated:
	Fiscal Years Ended
	December 28, 2002	December 29, 2001	January 1, 2000
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	100.0%	100.0%	100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	84.4	82.2	81.0
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .	15.6	17.8	19.0
Selling, general, administrative & other. . . . . . . . .	9.9	9.3	8.6
Impairment of fixed assets . . . . . . . . . . . . . . . . . . .	0.7	-	-
Restructuring expense . . . . . . . . . . . . . . . . . . . . . .	0.6	-	-
Earnings before interest and income taxes . .	4.4	8.5	10.4
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .	5.1	5.0	4.4
Income before income taxes . . . . . . . . . . . . .	(0.7)	3.5	6.0
Provision for income taxes . . . . . . . . . . . . . . . . . . .	(0.3)	1.5	2.4
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.4)%	2.0%	3.6%

Results of Operations for Fiscal 2002 Compared to 2001

Consolidated net sales for fiscal 2002 increased only 0.5% as compared to fiscal 2001, due primarily to a slow down in commercial (non-residential) construction market activity, de-emphasis on some commodity type wire mesh products, and pricing pressures from competitors in both the Fence and Concrete Construction Products segments.

Fence segment 2002 net sales increased during the first three quarters as compared to 2001, by geographic region, and by product line. Favorable weather conditions in the first quarter combined with strong market conditions in the second quarter resulted in a first half of 2002 sales increase of 20%. Competitive pricing pressures impacted market share and lowered revenue on retained business during the fourth quarter. Poorer weather conditions, as compared to the fourth quarter of 2001 (a record setting fourth quarter for the fence segment) contributed to the unfavorable year over year comparison. For the year 2002, Fence segment sales increased over 7%.

Concrete Construction Products net sales decreased almost 8% in fiscal 2002. During 2002, our industry experienced a significant decline in construction activity, specifically in commercial (non-residential) construction activity, and some softening in public works (infrastructure) spending. This decline resulted in an increase in pricing pressures as competitors attempted to maintain sales volumes and market share. Thus, not only lower volumes but lower prices resulted. The Company responded by scaling back the production of certain commodity type wire mesh products and discontinuing the production of galvanized wire during the middle of the year. Late in the fourth quarter, the Baltimore, Maryland, and Oregon, Ohio manufacturing facilities were closed. The combined decrease in sales for these closed locations totaled approximately $8.3 million (approximately 46% of the segment's sales decline) with approximately $2.2 million of the decrease being attributable to the discontinuance of the galvanized wire product line, a non-core activity of the Baltimore, Maryland facility.

Consolidated Gross Profits decreased approximately 12% in fiscal 2002 as compared to 2001. Concrete Construction Products was the primary contributor to the decline in margins.

Fence gross profit margin declined slightly in 2002 primarily due to lower sales prices. Most of the fence product categories experienced a decrease in sales price. Increased volume of manufactured products improved plant efficiency and partially offset the decrease in sales price. Plant expenses also benefited from our initiative to review Merchants Metals' existing manufacturing network and to rationalize and to consolidate our production facilities. The Fence segment shut down or moved several production lines primarily during the fourth quarter of 2002. In 2002, these benefits were offset by an increase in labor costs resulting from the employment of a manufacturing director and several other key manufacturing managers who are responsible for the re-evaluation of the manufacturing process and execution of improvements. The full year impact of the new manufacturing organization is expected to generate net savings beginning in 2003.

Concrete Construction Products gross profit decreased $12.3 million or 25% as compared to the prior year. Significant volume declines in the Baltimore, Maryland facility (including discontinuance of the galvanizing wire product line and wind-down of operations), scaling back of production of certain commodity oriented products, and the impact of the commercial construction market downturn on the concrete accessories product line, resulted in a lower use of capacity. Lower sales volumes meant fixed costs were absorbed by fewer units being produced. This combined with the increased cost of raw materials, a write-down to market of inventory related to the galvanized wire operation, and sales price reductions for some products, reduced margins.

Consolidated selling, general, administrative and other expenses, (not including impairment of fixed assets and restructuring expense) were $49.6 million a 7% increase over the prior year period. As a percent of sales, selling, general, administrative and other expenses, excluding restructuring and impairment charges, were 9.8% and 9.3% in fiscal 2002 and fiscal 2001, respectively. In late fiscal 2001, management began the process of evaluating existing operations and developed a strategic plan designed to improve operating efficiencies and profitability. This initiative included staffing increases designed to improve sales volumes and increase market share. During fiscal 2002, we also incurred certain costs, primarily consulting expenses totaling approximately $1.7 million related to these initiatives. These increases were partially offset by the discontinuance of goodwill amortization expense required by the adoption of SFAS No. 142. The goodwill amortization recorded for the year ended December 29, 2001 was $2.3 million.

Fence sales, marketing, and other expenses increased almost 18% in 2002. At the end of 2001 the Fence segment began hiring additional sales and marketing staff to strengthen the overall sales and marketing organization. The majority of the sales and marketing expense increase is due to labor and employee related costs (benefits, telephone, travel, and supplies). Other administrative costs also increased due to additional staffing to provide expanded financial support and analysis, the implementation of a management trainee program, and the Fence segment's share of the consulting expenses. Other expenses were partially offset by an increase of $1.4 million in prompt payment discounts earned throughout the year.

Concrete Construction Products sales, marketing, and other expense in fiscal 2002 increased approximately $0.8 million as compared to the prior year. Most of the increase related to the segment's share of the consulting expenses.

Fixed asset impairments and restructuring charges recorded by the Company totaled $7.0 million (pre-tax). The charge is the direct result of management's plan to rationalize existing operations, and where applicable, to reduce fixed costs and improve operational efficiencies. The charges include restructuring costs of $3.2 million of which $2.7 million were attributable to the Concrete Construction Products segment with the remaining $0.5 million being attributable to the Fence segment. Fixed asset impairments of $3.8 million ($3.0 million related to the Concrete Construction Products segment and $0.8 million to the Fence segment) resulted from plant closures and realignments, where estimated future cash flows related to certain fixed assets indicated an impairment had occurred. Excluding these restructuring expenses and fixed asset impairments, net income would have been $4.7 million, as compared to the recorded loss.

Interest expense totaled $25.6 million in 2002 which represents an increase of 1.7% as compared to 2001. The 2002 increase is primarily due to the full year impact of the issuance of $50.0 million in senior subordinated notes issued in June 2001 which were used to pay down the revolving credit facility and our decision to lower accounts payable balances to take advantage of attractive prompt payment discounts. Declining interest rates during the year partially offset the increases.

Income tax expense. During 2002, the effective income tax rate decreased due to the decline in earnings, and the impact of the elimination of non-deductible goodwill amortization due to the adoption of SFAS 142.

Results Of Operations For Fiscal 2001 Compared To 2000

Consolidated sales for fiscal 2001 decreased as compared to 2000. Most of this decrease was attributable to the Concrete Construction Products segment where net sales decreased 8.7% because of a decline in market activity and related pricing pressures.

Fence net sales decreased 2.3% in 2001. Net sales in 2001 fluctuated throughout the year, primarily in connection with unfavorable and favorable weather conditions. During the first half of 2001 (primarily first quarter and April), colder weather in the Northeast and Midwest and rainy weather in the East and Southwest contributed to an overall decrease in sales of 11.8% as of second quarter 2001. Fourth quarter 2001 net sales increased 17.6% over fourth quarter 2000. This increase was primarily due to warmer weather nationwide and an increase in security fencing product orders, possibly as the result of the events of September 11, 2001.

Concrete Construction Products net sales in 2001 decreased due to unfavorable weather conditions in the first half of the year and the onset of a slowdown in nonresidential construction activity. Also contributing to the decrease in net sales were lower volumes and prices as competitors of certain products lowered prices, and management's decision to only selectively meet these pricing actions.

Consolidated gross profit decreased 11.5% in 2001 most of which was attributable to the Concrete Construction Products segment.

Fence gross profit margin increased as compared to the prior year. This increase in margin was primarily due to nonrecurring expenses incurred in fiscal year 2000 related to the expansion/modernizing of a fence plant in the West region. Additionally, 2001 benefited from lower raw material costs for zinc and tubing, and changes in product mix to higher margin products. These increases to gross margin were partially offset by unfavorable manufacturing costs. Lower sales activity during the first half of 2001, combined with an inventory reduction program, led to a lower absorption of manufacturing plant costs into inventory. Cost inflation in labor rates and worker related benefit costs also contributed to the unfavorable impact on gross margin. During late fourth quarter 2000 and most of 2001, sales volume decreases triggered a reduction in manufacturing headcount and thus reduced expenses. These cost saving initiatives impacted the 2001 gross profit margin through the third quarter. Improved fourth quarter 2001 sales volume initiated the replacement of some employees, and increased other material handling expenses.

Concrete Construction Products gross profit margin decreased from 23.9% in 2000 to 21.0% in 2001. This profit margin decline was primarily the result of unfavorable manufacturing cost absorption due to the impact of lower sales volume on plant efficiency, combined with increased labor rates and worker related benefit costs. An inventory reduction program in this segment also resulted in lowered production volumes and plant efficiencies. The remaining decline in margin was due principally to lower sales prices, although higher raw material costs also impacted gross margin levels. Partially offsetting these declines were increases in sales of higher margin products in the concrete accessories product line.

Consolidated selling, general, administrative and other expense increased slightly in 2001 when compared to fiscal 2000. The increase in expense in 2001 was primarily due to higher compensation and other expenses relating to the staffing of both a Chairman of the Board and Chief Executive Officer, whereas one person performed both roles in 2000. In addition, incentive compensation for the Fence segment increased in 2001. These increases were partially offset by lower bad debt experience in the Fence Segment than in the prior year (2000 bad debt expense resulted from several customers that had experienced financial difficulties and/or bankruptcy), and reduced travel and advertising expenses. The Concrete Construction Products segment experienced a marginal increase in bad debt expense which was offset by lower incentive compensation and a sales force reduction in the mesh product line.

Interest expense increased in 2001, due primarily to the issuance of $50.0 million in 13% senior subordinated notes ("13% Notes") in June 2001 to increase liquidity by paying down the revolving credit facility balance. The lower revolving credit facility balances and reduced interest rates partially offset the increase in subordinated notes interest.

Income tax expense. The effective income tax rate increased in 2001 as earnings declined and fixed non-deductible goodwill amortization expense was a more significant element of earnings before income tax.

Liquidity and Capital Resources

Working capital increases during the winter and spring seasons as inventory is built for the busier spring and summer sales seasons and for the resultant increase in accounts receivable. The Company's revolving credit facility is positioned to cover these requirements.

In 2002, working capital increased approximately $5.6 million. This increase is primarily attributable to the decreased liabilities, specifically accounts payable, resulting from our 2002 decision to take advantage of a variety of attractive prompt payment discounts.

Working capital in 2000 declined significantly due to the reclassification of our revolving credit facility to short-term debt as its maturity date was in December 2001. In October 2001, the facility was amended and restated, with the maturity date being extended to December 2006. In 2001, working capital increased $60.7 million as compared to 2000, and was more comparable to historical levels as borrowings under the revolving credit facility were reclassified back to long-term in 2001.

Cash Flows from operations contributed $10.1 million of cash in 2002 which was down from $29.6 million in the prior year. Of the $19.5 million change, the largest component relates to the decision to take advantage of attractive prompt payment discounts. Accounts payable at December 28, 2002 were $10.0 million less than at December 29, 2001. As required, payments on accounts payable can be extended to satisfy any unusual liquidity requirements. The reduction in fiscal 2002 profitability was another major reason for the change in cash flows from operations. An offsetting positive from a cash flows standpoint was a decrease in accounts receivable as of December 28, 2002. Days sales outstanding ("DSO") was generally consistent with the prior year. DSO is at a level we believe is reasonable for the industries in which our segments operate. More cash was generated from inventory reduction in 2001 than 2002 due primarily to an unusually large build-up at December 30, 2000, which prompted an inventory reduction program in early 2001.

Investing activities. Capital expenditures utilized $5.5 million of cash in 2002, which was generally comparable to prior years. Additionally, we paid deposits of $5.7 million relating to machinery that will be delivered in 2003. This equipment will increase the structural mesh capacity of the Ivy Steel & Wire division while reducing related operating costs. We expect capital lease financing will be obtained in 2003 for these machines and, as a result, the availability under our revolving credit facility will be minimally affected. Thus, the deposits are expected to be recovered in 2003. Future payments for that equipment will be reported as a financing activity on the Consolidated Statement of Cash Flows. The Company plans to purchase approximately $10 million of property, plant, and equipment in fiscal 2003. Delays or cancellation of planned projects or changes in the economic outlook and the Company's liquidity could increase or decrease capital spending from the amounts now anticipated. Annual capital expenditures are currently limited to $20.0 million by our revolving credit facility. The Company had no business acquisitions in 2002. Business acquisitions accounted for $2.1 million, and $42.6 million of cash utilized in investing activities in fiscal 2001 and 2000, respectively. During the first fiscal quarter of 2003, the Company purchased Structural Reinforcement Products, Inc. for approximately $14.3 million in cash, and approximately $9.4 million of assumed debt which was subsequently paid down and was funded by our revolving credit facility.

Financing activities provided cash of $1.6 million in fiscal 2002 as compared to cash utilized of $23.5 million in 2001 and $21.3 million provided in 2000. Major financing uses included a $2.5 million prepayment of interest to facilitate the exchange of $38.7 million in 13% Notes to 11.25% Notes during the first quarter of fiscal 2002, and dividend payments to MMHC. Dividend payments to MMHC of $5.5 million, $16.1 million, and $31.0 million in 2002, 2001, and 2000, respectively, were used for the payment of interest and principal balance reduction of MMHC's subordinated credit facility. Our revolving credit facility and senior subordinated note indenture require us to meet certain tests before dividends can be distributed to MMHC. Dividend payments for 2001 and 2000 included payment of cumulative qualified dividends from previous years during which little or no dividends were paid.

The Company expects increased payments on capital lease obligations in 2003. Such lease financings are expected to be increased to the maximum amount allowed by our revolving credit facility (currently limited to $10.0 million) to fund the acquisition of certain production related equipment.

In 2001, proceeds of $48.5 million from the issuance of the 13% Notes were used for repayment of revolving credit facility obligations. In 2001, the credit line of the revolving credit facility was decreased from $100.0 million to $75.0 million, a level we determined to sufficiently meet our liquidity needs at that time. With the acquisition of Structural Reinforcement Products, Inc., and because our potential borrowing base is expected to exceed $75 million during the course of the fiscal year, the Company anticipates increasing its revolving credit facility to at least the former $100 million level. There can be no assurance, however, that the credit facility will be increased.

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest expense, income taxes, depreciation and amortization and is calculated below for fiscal years 2002, 2001, and 2000.

	Fiscal Years Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net income (loss)	$ (2,300)	$ 9,941	$ 19,172
Depreciation expense	11,138	11,122	10,613
Amortization expense	462	2,719	2,563
Interest expense	25,606	25,189	23,203
Income tax expense (benefit)	(1,311)	7,522	12,856
EBITDA	$ 33,595	$ 56,493	$ 68,407

The decrease in EBITDA for fiscal years 2002 and 2001 is attributable to the changes in net sales, gross profit and selling, general, administrative and other expenses described above. EBITDA was also impacted in 2002 by restructuring expenses and fixed asset impairments of $3.2 million and 3.8 million, respectively.

Senior Subordinated Notes. On July 6, 2001, we issued $50.0 million of 13% Notes in a private offering. On March 6, 2002, we exchanged $38.7 million in principal amount of the 13% Notes, on a par-for-par basis, for newly issued 11.25% Notes plus an aggregate cash payment of approximately $3 million funded by the revolving credit facility. The aggregate cash payment was calculated by adding (i) the present value, as of the date of exchange, of the difference between the remaining interest payments on the 13% Notes versus the 11.25% Notes, and (ii) the difference between the accrued and unpaid interest on the 13% Notes and the 11.25% Notes between the last interest payment date and the date of exchange.

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

Credit Facility. Our revolving credit facility provides for maximum borrowings of $75.0 million. We believe the acquisition of Structural Reinforcement Products, Inc. and continued business development strategies will require this credit facility to be increased to at least the former $100 million credit line level. Discussions are proceeding with senior lenders and we expect to increase this facility during the second quarter of fiscal 2003. There can be no assurance, however, that the credit facility will be increased. Borrowings under our credit facility bear interest, at our option at either (i) the base rate (as announced from time to time by Fleet National Bank) plus 0.25% or (ii) the Eurodollar Base Rate for the applicable Eurodollar Interest Period plus an adjustable margin, which ranges from 1.25% to 2.75%, based on the ratio of total funded indebtedness to previous 12 months adjusted earnings from operations. In October 2002, this adjustable margin became 2.75% due to the fixed asset impairments and restructuring charges combined with declines in operating earnings. Borrowings bearing interest at Eurodollar rates plus 2.75% are denominated in short-term obligations of LIBOR with one to six month maturities. On December 28, 2002, the portion of the outstanding borrowings under LIBOR was approximately $10 million and matures on January 21, 2003. We are required to pay a commitment fee of 1/2 of 1.0%, per annum, of the unused portion of the credit facility, which is an amount equal to the $75.0 million maximum borrowable amount less the amount actually borrowed, and various other fees. The revolving credit facility is secured by all of our assets and stock, and guaranteed by MMHC. The terms of the revolving credit facility contain, among other provisions, covenants that require us to maintain a fixed charge ratio at no less than a designated amount, limit the amount of additional indebtedness, and limit the creation or existence of liens. The covenants also include certain restrictions on acquisitions, mergers and sales of assets. Our distribution of dividends to MMHC is only permitted under the revolving credit facility if certain tests as set forth in the loan agreement are met.

The following summarizes our contractual obligations at December 28, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (In Thousands)
	Total	1 year	2 - 3 years	4 - 5 years	Thereafter
Long-term debt	$ 224,189	$ --	$ --	$ 224,189	$ --
Capital lease obligations	3,305	1,593	1,491	221	--
Operating leases	_ 23,579	7,039	8,836	4,047	3,657
Total contractual cash obligations	$ 251,073	$ 8,632	$ 10,327	$ 228,457	$ 3,657

We expect cash flows from operations and the borrowing availability under our revolving credit facility will provide sufficient liquidity to meet our normal operating requirements, capital expenditure plans and allowable dividends to MMHC.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market share. It is possible, depending on our future operating cash flows and the size of potential acquisitions, we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions. We will also pay dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indenture and revolving credit facility loan agreement.

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

Effect of Inflation

The impact of inflation on our operations has not been significant in recent years. We cannot assure, however, that a high rate of inflation in the future will not have an adverse effect on our operating results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $75.0 million revolving credit facility and our senior subordinated notes. Borrowings under our $75.0 million credit facility bear interest, at our option, at either the bank's base rate plus 0.25 percent or Eurodollar rate plus an adjustable margin, which ranges from 1.25% to 2.75% based on our previous 12 month adjusted earnings from operations. In October 2002, this adjustable margin became 2.75% due to the decline in operating earnings combined with the incurrence of fixed asset impairments and restructuring charges. See Note 6 to the consolidated financial statements included in Item 8. For fiscal year 2002 and 2001, the average daily balance outstanding under our credit facilities were $24.8 million and $40.7 million, respectively. In 2003, absent any additional business acquisitions, we expect the average balance of this facility to be approximately $47.0 million to $52.0 million. Based on this balance, a one percent change in the interest rate would cause a change in interest expense of approximately $0.5 million. A one percent change in the interest rate in fiscal year 2002 would have caused a change in interest expense of approximately $0.2 million.

Our $200.0 million of fixed interest rate senior subordinated notes payable are exposed to changes in fair value. The estimated fair value of the notes was $184.5 million and $186.5 million, respectively, at December 28, 2002 and December 29, 2001, respectively. The estimated fair values are based on quoted market prices. The variation in fair value is a function of market interest rate changes and the investor perception of the investment. The fair market value of our senior subordinated debt at March 20, 2003 declined to $140.5 million.

We have exposure to price fluctuations associated with steel rod, our primary raw material. We negotiate purchase commitments from one to nine months in advance to limit our exposure to price fluctuations and ensure availability of the materials. Purchases from foreign sources are denominated in U.S. dollars. Our ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Most steel rod imports were subject to a three-year, tariff-rate quota that commenced in March 2000 and expired on February 28, 2003. In addition, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to a high tariff which will prohibit them from shipping steel rod into the United States. Because steel rod comprises a substantial portion of our cost of goods sold (approximately 22% in fiscal 2002), any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations. Steel rod costs in 2003 are expected to be higher than the costs incurred in 2002. Although we have historically been able to pass along most increases in steel rod prices to our customers, competitive pressures may prevent us from doing so in the future. A significant decrease in our volume of raw material purchases could also result in us being unable to secure volume purchase discounts we have received in the past. This could reduce cash flows from operations and impact future levels of profitability.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder
MMI Products, Inc.

We have audited the accompanying consolidated balance sheets of MMI Products, Inc. as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Products, Inc. at December 28, 2002 and December 29, 2001 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 21, 2003

MMI PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

ASSETS	December 28, 2002	December 29, 2001
Current assets:
Cash and cash equivalents	$ 3,198	$ 2,767
Accounts receivable, net of allowance for doubtful accounts of $1,450 and $1,813, respectively	58,004	64,902
Inventories	77,095	76,266
Deferred income taxes	4,606	3,530
Prepaid expenses and other current assets	5,357	2,909
Total current assets	148,260	150,374
Property, plant and equipment, net	66,296	78,456
Goodwill	49,678	49,678
Deferred charges and other assets	16,252	8,550
Total assets	$ 280,486	$ 287,058

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 30,467	$ 40,487
Accrued liabilities	17,857	15,327
Accrued interest	4,860	5,173
Due to MMHC	5,084	3,085
Current maturities of long-term obligations	1,422	2,164
Total current liabilities	59,690	66,236
Long-term obligations	224,802	216,131
Deferred income taxes	12,888	13,902
Other long-term liabilities	1,784	1,175

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive loss, net of tax of $696 and $392, respectively	(1,088)	(612)
Retained deficit	(33,292)	(25,476)
Total stockholder's deficit	(18,678)	(10,386)
Total liabilities and stockholder's deficit	$ 280,486	$ 287,058

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000

Net sales	$ 504,609	$ 501,889	$ 530,429
Cost of sales	425,975	412,666	429,636
Gross profit	78,634	89,223	100,793
Selling, general and administrative expense	48,735	46,265	45,310
Impairment of fixed assets (note 6)	3,763	--	--
Restructuring expense (note 6)	3,184	--	--
Other expense, net	957	306	252
Income before interest and income taxes	21,995	42,652	55,231
Interest expense	25,606	25,189	23,203
Income (loss) before income taxes	(3,611)	17,463	32,028
Provision (benefit) for income taxes	(1,311)	7,522	12,856
Net income (loss)	$ (2,300)	$ 9,941	$ 19,172

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance at January 1, 2000	$ 252	$ 15,450	$ (7,447)	$ 51	$ 8,306

Net income	--	--	19,172	--	19,172
Additional minimum pension liability, net of tax	--	--	--	(427)	(427)
Comprehensive income					18,745
Dividend to MMHC	--	--	(31,000)	--	(31,000)
Balance at December 30, 2000	$ 252	$ 15,450	$ (19,275)	$ (376)	$ (3,949)

Net income	--	--	9,941	--	9,941
Additional minimum pension liability, net of tax	--	--	--	(236)	(236)
Comprehensive income					9,705
Dividend to MMHC	--	--	(16,142)	--	(16,142)
Balance at December 29, 2001	$ 252	$ 15,450	$ (25,476)	$ (612)	$ (10,386)
Net Loss	--	--	(2,300)		(2,300)
Additional minimum pension liability, net of tax	--	--	--	(476)	(476)
Comprehensive loss					(2,776)
Dividend to MMHC	--	--	(5,516)	--	(5,516)
Balance at December 28, 2002	$ 252	$ 15,450	$ (33,292)	$ (1,088)	$ (18,678)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Operating activities:
Net (loss) income	$ (2,300)	$ 9,941	$ 19,172
Adjustments to reconcile net income to net cash by operating activities:
Depreciation and amortization	11,600	13,841	13,176
Amortization of bond premium and prepaid interest	133	(264)	(265)
Impairment of fixed assets	3,763	--	--
Provision for losses on accounts receivable	941	1,590	1,293
Deferred income taxes	(2,090)	(1,495)	647
Loss on sale of equipment	121	373	275
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	5,957	(4,172)	2,814
Inventories	(829)	7,797	(9,362)
Prepaid expenses and other assets	219	1,062	(140)
Accounts payable and accrued liabilities	(7,523)	(1,909)	2,279
Income taxes payable	(1,934)	(153)	(696)
Due to MMHC	1,999	2,995	(654)
Net cash provided by operating activities	10,057	29,606	28,539
Investing activities:
Capital expenditures	(5,510)	(4,605)	(6,933)
Deposits relating to new equipment	(5,666)	--	--
Proceeds from sale of equipment	49	305	297
Acquisitions, net of cash acquired	--	(2,058)	(42,605)
Other	(64)	31	(28)
Net cash used in investing activities	(11,191)	(6,327)	(49,269)
Financing activities:
Proceeds from debt obligations	245,186	256,092	256,177
Payments on debt and capital lease obligations	(235,609)	(260,921)	(203,597)
Dividend to MMHC	(5,516)	(16,142)	(31,000)
Debt costs	(2,496)	(2,556)	(265)
Net cash provided by (used in) financing activities	1,565	(23,527)	21,315
Net change in cash and cash equivalents	431	(248)	585
Cash and cash equivalents, beginning of period	2,767	3,015	2,430
Cash and cash equivalents, end of period	$ 3,198	$ 2,767	$ 3,015
Supplemental Cash Flow Information:
Supplemental disclosure of non-cash investing activities:
Issuance of capital lease obligations for capital expenditures	$ 715	$ 1,304	$ 1,435
Cash paid for interest	27,258	23,222	22,364
Cash paid for income taxes	2,410	8,966	13,940

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2002

1. Description of Business and Significant Accounting Policies

Description of Business

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiary, MMI Management, Inc., and their partnership interests in MMI Management Services L.P. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of products used in the nonresidential, infrastructure and residential construction industries within the United States. The manufactured products in each of the Company's product lines are produced primarily from the same raw material, steel rod. The Company's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar.

Fiscal Year

The Company follows a 52-53 week fiscal year ending on the Saturday closest to December 31. The 2002, 2001 and 2000 fiscal years refer to the fifty-two week periods ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are met generally at the time product is shipped but sometimes when the product reaches its destination. Costs associated with shipping and handling of products is included in cost of sales.

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

Inventories

Inventories are valued at the lower of average cost or market for most products other than welded wire mesh. The welded wire mesh division of the Concrete Construction Products segment values its inventory at the lower of first in, first out ("FIFO") cost or market.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Certain quantities of raw material are acquired on the Company's behalf by a broker. These inventories are stored under a consignment arrangement. Once certain acceptance provisions are met, title passes to the Company and inventory cost is recorded.

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

Building and improvements 10 to 31 years

Machinery and equipment 2 to 20 years

Rental equipment 7 to 10 years

Depreciation expense was $11,138,000, $11,122,000 and $10,613,000 for fiscal years 2002, 2001 and 2000, respectively.

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

Impairment of Long-Lived Assets

The carrying values of long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows.

If such assets are considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value.

Goodwill

The Company reviews the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and at least annually for goodwill as required by the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The valuation of impairment under SFAS 142 requires the use of forecasts, estimates, and assumptions as to the future performance of the operations. Actual results could differ from forecasts, resulting in a revision of the assumptions and, if required, recognition of an impairment loss.

In determining the fair value of each reporting unit (as defined by SFAS 142), the Company estimates fair value by applying a range of multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"). In the event the carrying value exceeds the estimated fair value, the Company performs the required test to determine any potential goodwill impairment. If such impairments exist, the excess book value is written off as an impairment expense.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes

A current income tax expense or benefit is recognized for estimated income taxes to be paid or refunded relating to the Company's taxable income or loss. The liability method is used to record deferred income taxes. Under this method, differences between the financial reporting and tax bases of assets and liabilities are identified. Deferred income taxes relating to those differences are measured using the tax rates and laws currently in effect. A valuation reserve is recorded to reduce deferred tax assets if realization is questionable.

Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The creditworthiness of customers is continuously evaluated and generally does not require collateral. No customer accounted for 10% or more of consolidated net sales for fiscal years 2002, 2001, and 2000.

The Company maintains an allowance for doubtful accounts receivable by providing for specifically identified accounts where collectibility is questionable and a general allowance based on the aging of the receivables, giving consideration to historical experience and current trends. A change in experiences or trends could require a material change in our estimate of the allowance for doubtful accounts.

Fair Value of Financial Instruments

The recorded value of monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, are considered to approximate their respective fair values at December 28, 2002 and December 29, 2001. The carrying values of senior subordinated debt are $200 million versus estimated fair values of $184.5 million and $186.5 million, at December 28, 2002 and December 29, 2001, respectively. The estimated fair values are based on the quoted market prices. The fair value of the revolving credit facility approximates its carrying value.

Recent Accounting Standards

In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that an accrual for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. MMI expects to adopt SFAS 146, effective December 29, 2002, the beginning of its fiscal year 2003.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2. Adoption of SFAS No. 142

Effective December 30, 2001, the Company adopted SFAS No. 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives, and requires that these assets be reviewed for impairment at least annually. Prior to the adoption of SFAS No. 142, the Company historically evaluated goodwill for impairment, when certain indicators are present, by comparing its total unamortized balance of goodwill to total projected undiscounted cash flows.

SFAS No. 142 requires that goodwill be tested for impairment at a reporting unit level upon adoption and at least annually thereafter. The Company determines the fair value of each reporting unit by using a multiple of EBITDA and comparing it to each reporting unit's carrying value. During the second quarter of fiscal 2002, the Company completed the transition impairment test as of December 30, 2001 and determined the adoption of this provision of the new rule had no impact on the Company's financial statements. The Company performed the first of the required annual tests of impairment as of December 28, 2002 and no impairment of goodwill was indicated.

The following information provides net income for the fiscal years ended December 29, 2001 and December 30, 2000, adjusted to exclude amortization expense relating to goodwill recognized in those periods.

Fiscal Year Ended
	December 29, 2001	December 30, 2000
(In thousands)
Reported net income	$ 9,941	$ 19,172
Add back: Goodwill amortization, net of tax	2,284	1,883
Adjusted net income	$ 12,225	$ 21,055

3. Dividends to MMHC

Availability of cash at MMHC for payments related to its Credit Facility and its cumulative preferred dividend obligation is principally dependent upon the Company's cash flows. State of Delaware corporate law, the Revolving Credit Facility agreement and senior subordinated notes indenture require the Company to meet certain tests before any dividends can be distributed to MMHC. The Company paid dividends of $5.5 million, $16.1 million and $31.0 million to MMHC in 2002, 2001 and 2000, respectively, for payments applied to the MMHC Credit Facility.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. Details of Certain Balance Sheet Items

Inventories consist of the following:

	December 28, 2002	December 29, 2001
	(In thousands)
Raw materials	$ 21,480	$ 18,918
Work-in-process	235	819
Finished goods	55,380	56,529
	$ 77,095	$ 76,266

Property, plant, and equipment consist of the following:

	December 28, 2002	December 29, 2001
	(In thousands) (In Thousands)
Land	$ 4,915	$ 5,911
Buildings and improvements	25,239	29,203
Machinery and equipment	89,814	93,978
Rental equipment	4,225	4,225
Less accumulated depreciation	57,897	54,861
Total property, plant, and equipment, net	$ 66,296	$ 78,456

Machinery and equipment under capital lease obligations included in property, plant, and equipment amount to $3,394,000 and $4,278,000, net of accumulated amortization of $6,880,000 and $5,769,000, at December 28, 2002 and December 29, 2001, respectively.

Deferred charges and other assets consist of the following:

	December 28, 2002	December 29, 2001
	(In thousands)
Deferred charges	$ 4,554	$ 5,434
Deposits on machinery and equipment	5,666	--
Assets held for sale / idle equipment	5,112	1,734
Intangible assets, net of accumulated amortization of $2,104, and 1,642	920	1,382
Total deferred charges and other assets, net	$ 16,252	$ 8,550

Intangible assets are amortized on a straight-line basis over their respective estimated lives which are between 3 and 20 years. Estimated aggregate amortization expense related to intangible assets, other than goodwill, for the next five years is $873,000. Total amortization expense for fiscal years 2002, 2001 and 2000 was $462,000, $2,719,000, and $2,563,000, respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accrued liabilities consist of the following:

	December 28, 2002	December 29, 2001
	(In thousands)
Accrued compensation	$ 4,639	$ 4,860
Accrued insurance	2,597	2,650
Accrued retirement benefits	1,462	1,464
Accrued restructuring costs	2,840	--
Other accrued liabilities	6,319	6,353
	$ 17,857	$ 15,327

5. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	December 28, 2002	December 29, 2001
	(In thousands)
Revolving Credit Facility	$ 24,189	$ 12,630
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	187,711	151,374
13% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	50,000
Capital lease obligations	3,024	4,291
	226,224	218,295
Less current maturities	1,422	2,164
Long-term obligations	$ 224,802	$ 216,131

(1) Includes premium of $1,109 and $1,374, less prepaid interest of $2,098 and $0 as of December 28, 2002 and December 29, 2001, respectively.

Scheduled maturities of long-term debt, including capital lease obligations, are as follows:

	Long-Term Debt	Capital Leases
	(In thousands)
2003	$ --	$ 1,593
2004	--	1,028
2005	--	463
2006	24,189	188
2007	200,000	33
2008 and thereafter	--	--
	224,189	3,305
Less amount representing interest	--	281
	$ 224,189	$ 3,024

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revolving Credit Facility

The senior credit facility provides for revolving credit not to exceed $75.0 million and matures on December 12, 2006. Borrowings under the credit facility are limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 50% of eligible finished goods inventory plus 65% of eligible raw materials inventory plus 85% of eligible receivables. The amount borrowable against finished goods inventory and raw materials inventory is further limited to $45.0 million.

Borrowings under the credit facility bear interest, at the Company's option, at either (i) the base rate (as announced from time to time by Fleet National Bank) plus 0.25% or (ii) the Eurodollar Base Rate for the applicable Eurodollar Interest Period plus an adjustable margin, which ranges from 1.25% to 2.75% based on a ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as EBITDA). Borrowings bearing interest at Eurodollar rates have historically been denominated in short-term obligations of LIBOR with one to six month maturities. On December 28, 2002, $10 million of the outstanding borrowings bore LIBOR based interest and mature on January 21, 2003. As of December 28, 2002, the average interest rate for this facility was 4.13%.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, a minimum relationship between operating cash flows and fixed charges such as interest (the "Fixed Charge Coverage Ratio"), limitations on incurrence of indebtedness, imposition of liens on assets, capital expenditures, mergers and consolidations, disposition of assets, payment of dividends and other distributions, repayment or repurchase of subordinated indebtedness prior to maturity. The annual capital expenditure limitation is $20.0 million. At December 28, 2002, the Company was in compliance with all covenants.

The revolving credit facility is secured by all assets and stock and is guaranteed by MMHC. Borrowing availability under the revolving credit facility at December 28, 2002, after taking into account borrowing base restrictions and outstanding borrowings and letters of credit, was approximately $45.9 million. Outstanding letters of credit (which cannot exceed $20.0 million) totaled $4.9 million and $2.9 million at December 28, 2002 and December 29, 2001, respectively.

Senior Subordinated Notes

  11.25% Notes

On April 16, 1997, the Company issued $120.0 million of 11.25% Notes due 2007. The net proceeds of $116.0 million, after fees and expenses, were used to (i) distribute $57.1 million to MMHC for the redemption by MMHC of certain of its equity interests, (ii) repay the entire $10.0 million principal amount, plus accrued interest, on a senior subordinated secured note payable, (iii) repay the Company's remaining indebtedness under a term loan facility of $11.4 million and (iv) reduce the Company's indebtedness under a revolving credit facility. The senior subordinated notes are general unsecured obligations of the Company and are subordinated to the Company's revolving credit facility.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On February 12, 1999, the Company issued $30.0 million of 11.25% Notes due 2007. The net proceeds of approximately $31 million, which include the original issuance premium, after fees and expenses, were used to reduce the borrowings under the revolving credit facility. The effective interest rate of these notes is 10.5% per annum.

  13% Notes

On July 6, 2001, the Company issued $50.0 million of 13% Notes in a private offering. The net proceeds of approximately $49 million, after fees and expenses, were used to reduce borrowings under the revolving credit facility.

  Exchange of 13% Notes for 11.25% Notes

On March 6, 2002, the Company exchanged $38.7 million in principal amount of the 13% Notes, on a par-for-par basis, for newly issued 11.25% Notes plus an aggregate cash payment of approximately $3 million funded by the revolving credit facility. The aggregate cash payment was calculated by adding (i) the present value, as of the date of exchange, of the difference between the remaining interest payments on the 13% Notes versus the 11.25% Notes, and (ii) the difference between the accrued and unpaid interest on the 13% Notes and the 11.25% Notes between the last interest payment date and the date of exchange.

  Redemption Options

The 11.25% and 13% Notes may be redeemed at the option of the Company, in whole or in part, at any time at the prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated:

Year	11.25% Notes Percentage	13% Notes Percentage
2003	103.750%	104.333%
2004	101.875%	102.167%
2005 and thereafter	100.000%	100.000%

  Change in Control Provision

The 11.25% and 13% Notes are subject to a "Change in Control" provision. This provision states that a change in control exists if either of the following occurs; a sale of substantially all assets, the liquidation or dissolution of the Company, a change in the beneficial ownership of more than 50% of the total voting power of the voting stock, or the majority of the members of the Board of Directors do not continue as directors. If a change in control exists, each holder will have the right to require the Company to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6. Fixed Asset Impairments and Restructuring Charges

Beginning in early fiscal 2002, management began the process of evaluating the Company's existing network of manufacturing plants and distribution locations, and re-engineering business processes within facilities. The initiative's primary focus is the more effective utilization of assets and reduction of excess capacity through consolidation and rationalization.

In connection with this initiative, management approved a restructuring plan that commenced during the fourth quarter of 2002. Management's plan included the closure of three manufacturing facilities (Baltimore, Maryland, Oregon, Ohio and Bartonville, Illinois), the shutdown of a production line at two different plants, and the closure of two distribution facilities. In connection with these activities, the Company recorded $0.8 million for severance payments associated with the termination of 149 employees, and $2.4 million related to other employee benefit costs and certain facility related costs, including remaining non-cancelable lease obligations.

A reconciliation of the restructuring charge activity associated with these restructuring costs as of December 28, 2002 is as follows (in thousands):

	Severance and Other Employee Related Costs	Facility Costs	Total
Restructuring provision	$ 1,242	$ 1,942	$ 3,184
Payments	(327)	(17)	(344)
Balance at December 28, 2002	$ 915	$ 1,925	$ 2,840

In conjunction with the facility closures, the Company recorded an impairment charge of $3.8 million for certain assets which have no future benefit to the Company. Additionally, certain assets have been reclassified as "held-for-sale". Assets held for sale at December 28, 2002 are comprised of land and buildings (Baltimore, Maryland and Oregon, Ohio), and certain production equipment. These assets, totaling approximately $5.1 million, are included in other assets. These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Commitments and Contingencies

The Company leases warehouse and office space and certain machinery and equipment under operating leases. Future minimum lease payments on non-cancelable operating leases with remaining terms of one or more years consisted of the following at December 28, 2002 (in thousands):

2003	$ 7,039
2004	5,203
2005	3,633
2006	2,429
2007	1,618
2008 and thereafter	3,657
Total	$ 23,579

Total rental expense for fiscal years 2002, 2001 and 2000 was $8,640,000, $8,316,000 and $7,876,000, respectively.

The Company is involved in a number of legal actions arising in the ordinary course of business. The various asserted claims and litigation in which it is involved are judged to not materially affect financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

8. Employee Benefit Plans

Defined Contribution Plans

401(k) Plan. Through January 31, 2002, the Company maintained two defined contribution plans - the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan") and the MMI Products, Inc. Pension Plan (the "Pension Plan"). Effective February 1, 2002, the two plans have been merged. The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Merged Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Merged Plan. The Company will match employee contributions of up to 2% of their individual compensation at a rate of 50%. The Company will also contribute a discretionary amount to the Merged Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees covered by a collective bargaining agreement have not been eligible for the previous plans nor are eligible under the Merged Plan.

Under the Merged Plan, vesting in the Company's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution will be over a three year period.

The Company's contributions to the 401(k) Plan and the Pension Plan for fiscal years 2002, 2001 and 2000 were $2,047,000, $2,042,000, and $1,566,000, respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Defined Benefit Plans

The Company maintains a retirement plan which covers former employees of the now closed Baltimore, Maryland manufacturing plant. The plan was established under a collective bargaining agreement with the union representing the employees. Plan benefits are based primarily on years of service. It is the policy of the Company to fund this plan currently based upon actuarial determinations and applicable tax regulations.

	Fiscal Year Ended
	2002	2001
	(In thousands)
Change in benefit obligation:
Obligation at beginning of year	$ 2,829	$ 2,697
Service cost	115	105
Interest cost	202	205
Actuarial loss	448	26
Benefit payments	(216)	(204)
Obligation at end of year	$ 3,378	$ 2,829

	Fiscal Year Ended
	2002	2001
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$ 2,217	$ 2,435
Actual return on plan assets	191	210
Employer contributions	140	176
Actuarial loss	(412)	(400)
Benefit payments	(216)	(204)
Fair value of plan assets at end of year	1,920	2,217
Funded status at end of year	(1,458)	(612)
Unamortized prior-service cost	-	171
Unrecognized loss	1,784	1,004
Net amount recognized	$ 326	$ 563

Amounts recognized in the consolidated balance sheets consist of:	December 28, 2002	December 29, 2001
	(In thousands)
Accrued benefit costs	$ (1,458)	$ (612)
Intangible asset	-	171
Other comprehensive loss	1,784	1,004
Net amount recognized	$ 326	$ 563

The plan's accumulated benefit obligation was $3,378,000 and $2,829,000 for fiscal years 2002 and 2001, respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year Ended
Components of net periodic benefit cost:	2002	2001	2000
	(In thousands)
Service cost	$ 115	$ 105	$ 79
Interest cost	202	205	171
Expected return on plan assets	(191)	(210)	(207)
Amortization of prior-service cost	24	24	11
Amortization of net loss	80	39	--
Curtailment adjustments	147	--	--
Net periodic benefit cost	$ 377	$ 163	$ 54

The amounts included within other comprehensive income arising from changes in the additional minimum pension liability for fiscal years 2002 and 2001, net of tax, was $476,000 and $236,000, respectively.

Historically, prior-service costs were amortized on a straight-line basis over the average remaining working lifetime of participants. Due the plan curtailment that occurred in 2002, approximately $147,000 of these unrecognized costs were recognized and are included in other expense.

Gains and losses in excess of 10% of the greater of benefit obligation and the market-related value of assets are amortized over the average remaining working lifetime of participants expected to receive benefits.

	Fiscal Year Ended
	2002	2001
Weighted average assumptions:
Discount rate	6.75%	7.25%
Expected long-term rate of return on assets	8.50%	8.50%

The Company also contributes to certain multi-employer, defined benefit plans covering certain employees under other collective bargaining agreements. Total expenses for these plans were $594,000, $441,000, and $447,000 for fiscal years 2002, 2001 and 2000 respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9. Income Taxes

Significant components of the provision for income taxes, which are not allocated to the business segments, are as follows:

	Fiscal Year Ended
	2002	2001	2000
	(In thousands)
Current:
Federal	$ 639	$ 7,753	$ 10,612
State and local	(162)	1,112	1,322
	477	8,865	11,934
Deferred:
Federal	(1,506)	(1,205)	798
State and local	(282)	(138)	124
	(1,788)	(1,343)	922
Total current and deferred	$ (1,311)	$ 7,522	$ 12,856

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows for fiscal years 2002, 2001, and 2000:

	Fiscal Year Ended
	2002	2001	2000
	(In thousands)
Tax at U.S. statutory rate	$ (1,264)	$ 6,112	$ 11,210
State and local income taxes, net of federal benefit	(293)	590	924
Goodwill	-	500	466
Other, net	246	320	256
Total	$ (1,311)	$ 7,522	$ 12,856

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 28, 2002	December 29, 2001
	(In thousands)
Deferred tax liabilities:
Property, plant, and equipment	$ 12,129	$ 13,219
Intangible assets	1,527	1,049
Total deferred tax liabilities	13,656	14,268
Deferred tax assets:
Inventory valuation	1,104	894
Allowance for doubtful accounts	714	844
Self-insurance accruals	1,012	1,033
Restructuring accruals	1,107	-
Other	1,644	1,125
Total deferred tax assets	5,581	3,896
Valuation allowance	206	-
Net deferred tax liabilities	$ 8,281	$ 10,372

For the fiscal years 2002 and 2001, the Company has recorded a deferred tax benefit of $304,000 and $151,000, respectively, from the changes in the additional minimum pension liability that is recorded as part of accumulated other comprehensive income.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10. Segment Reporting

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

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business units based upon their return on invested capital elements and other performance measurements.

Summarized financial information concerning the reportable segments is presented in the following tables. The Corporate column for earnings before interest and income taxes represents only amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

	Fiscal Year 2002
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 290,415	$ 214,194	$ --	$ 504,609
Earnings before interest and income taxes	10,500	11,957	(462)	21,995
Interest expense	--	--	25,606	25,606
Income taxes	--	--	(1,311)	(1,311)
Net income	10,500	11,957	(24,757)	(2,300)
Depreciation and amortization	4,246	6,892	462	11,600
EBITDA (1)	14,746	18,849	--	33,595
Segment assets (2)	98,483	102,715	79,288	280,486
Capital expenditures	2,236	3,137	137	5,510

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year 2001
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 269,781	$ 232,108	$ --	$ 501,889
Earnings before interest and income taxes	14,526	30,845	(2,719)	42,652
Interest expense	--	--	25,189	25,189
Income taxes	--	--	7,522	7,522
Net income	14,526	30,845	(35,430)	9,941
Depreciation and amortization	4,461	6,661	2,719	13,841
EBITDA (1)	18,987	37,506	--	56,493
Segment assets (2)	101,740	119,329	65,426	286,495
Capital expenditures	1,173	3,413	19	4,605

	Fiscal Year 2000
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 276,185	$ 254,244	$ --	$ 530,429
Earnings before interest and income taxes	14,826	42,968	(2,563)	55,231
Interest expense	--	--	23,203	23,203
Income taxes	--	--	12,856	12,856
Net income	14,826	42,968	(38,622)	19,172
Depreciation and amortization	4,203	6,410	2,563	13,176
EBITDA (1)	19,029	49,378	--	68,407
Segment assets (2)	105,331	123,821	66,536	295,688
Capital expenditures	3,010	3,772	151	6,933

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

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Quarterly Financial Data (Unaudited)

	2002 (by fiscal quarter)
	1	2	3	4
	(In thousands)
Net sales	$ 115,910	$ 148,679	$ 132,656	$ 107,364
Gross profit	18,739	26,593	20,429	12,873
Net income (loss)	176	5,170	(2,456)	(5,190)

		2001 (by fiscal quarter)
	1	2	3	4
	(In thousands)
Net sales	$ 106,022	$ 137,758	$ 137,304	$ 120,805
Gross profit	16,653	26,137	26,099	20,334
Net income (loss)	(784)	5,394	5,071	260

12. Subsequent Event

On December 30, 2002, the Company purchased all of the issued and outstanding shares of Structural Reinforcement Products, Inc., ("SRP") a Delaware corporation for approximately $14.3 million in cash plus annual payments over a five year period totaling $4.3 million, including $0.7 million of imputed interest. Additionally, $9.4 million of bank related debt and interest was repaid. Acquired income tax benefits of approximately $3.2 million substantially offset the $3.6 million present value of annual installment payments. Additional acquisition costs would be paid contingent upon and economically justified by the operating and financial success of the acquired facility in fiscal years 2003 through 2010. The acquisition of SRP provides the Company with significant improvements in the quality of production facilities which is consistent with management's overall plan to improve operating efficiencies and reduce costs. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the Company's initial estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. SRP is a manufacturer of welded wire mesh in a "state-of-the-art" plant facility located in Hazleton, Pennsylvania. The results of operations of the acquired business will be included in the Company's consolidated financial statements from the date of acquisition, December 30, 2002. None of the goodwill is expected to be tax deductible.

The following represents the payment/liability components of the total purchase price of the net assets acquired:

(in thousands)
Payment for SRP common stock	$ 14,285
Payment of bank related debt	9,368
Acquisition costs	140
Cash payments	23,793
Present value of contracted installment payments	3,600
Purchase price	$ 27,393

The following represents the Company's initial allocation of the purchase prices:

(in thousands)
Operating working capital	$ 4,187
Plant, property and equipment	9,113
Deferred income tax asset	3,167
Goodwill	10,926
Net operating assets acquired	$ 27,393

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth relevant information regarding our directors and executive officers, including their respective ages.

Name	Age	Position
Julius S. Burns	70	Chairman and Director
Thomas F. McWilliams	60	Director
Carl L. Blonkvist	66	Director
John M. Piecuch	54	President, Chief Executive Officer, and Director
Robert N. Tenczar	53	Vice President, Chief Financial Officer and Secretary
James M. McCall	60	Vice President; President of Ivy Steel and Wire Division
Davy J. Wilkes	65	Vice President; President of Meadow Burke Products Division

Julius S. Burns has been Chairman of our board since January 2, 2001. Until December 1, 2001, he served as our President and Chief Executive Officer for 12 years. Prior to that he served for 13 years as President and General Manager of Ivy Steel & Wire Company, Inc. Mr. Burns has 36 years of related industry experience.

Thomas F. McWilliams has been a director since 1992. Mr. McWilliams is a Managing Director of Citicorp Venture Capital, Ltd. ("CVC"), a small business investment company and a managing partner of CVC Equity Partners. He has been affiliated with CVC since 1983. Mr. McWilliams is a member of CVC's investment committee. Mr. McWilliams is a director of Ergo Science Corporation, Polar Corporation, Royster Clark Group, Inc. and Strategic Industries, Inc.

Carl L. Blonkvist has been a director since April 1997. Mr. Blonkvist recently resigned from Page-Wheatcroft & Co. as Senior Vice President and Chief Operating Officer. Mr. Blonkvist was Senior Vice President of Coca-Cola Foods from January 1994 to April 1996, and was a Senior Partner of Computer Science Corporation, a consulting firm, from 1991 to 1994. In 1984, Mr. Blonkvist formed Paragon Consulting Group, a consulting firm specializing in operations strategy, which was purchased by Computer Science Corporation in 1991. Mr. Blonkvist spent twenty years with Booz, Allen, and Hamilton as Senior Vice President and National Leader of their Operations practice.

John M. Piecuch has been our President and Chief Executive Officer and a director since December 17, 2001. Mr. Piecuch was the President and Chief Executive Officer of Lafarge Corporation, one of the largest construction material companies in North America. Mr. Piecuch is a director of Brampton Brick Limited, a Canadian producer of construction and industrial products.

Robert N. Tenczar has been our Vice President, Chief Financial Officer and Secretary since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, Houston, Texas, his last assignment as Vice President - Finance of its EnviroTech Controls division.

James M. McCall has been employed by us and our predecessors in various management positions of increasing responsibility since 1975, as General Manager of Wire Mesh operations since 1989 and the President of the Ivy Steel and Wire division since 1999. Mr. McCall has 37 years of related industry experience.

Davy J. Wilkes has been employed by us and our predecessors since 1974, as General Manager of Concrete Accessories operations since November 1992 and the President of the Meadow Burke Products division since 1999. Mr. Wilkes has 41 years of related industry experience.

Each director holds office until our next annual meeting of stockholders or until their successor is duly elected and qualified. All officers are elected annually and serve at the direction of our board of directors. Our directors are reimbursed for all expenses actually incurred for each board meeting which they attend. One member of our board of directors, Mr. Blonkvist, receives a fee of $2,000 per meeting he attends. Mr. Burns receives a per diem payment in accordance with his employment agreement. The other members of our board of directors do not receive a fee for any meetings they attend. Our executive officers are elected by our board of directors to serve at the discretion of our board.

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

The Company holds a directors' and officers' liability insurance policy that insures the directors and corporate and business unit officers of the Company and its subsidiaries against certain liabilities they may incur in the performance of their duties, and the Company against any obligation to indemnify such individuals against such liabilities.

Item 11. Executive Compensation

The following table sets forth the compensation for fiscal years 2002, 2001, and 2000 awarded to or earned by our chief executive officer and other highly compensated individuals who served as executive officers during such period.

Summary Compensation Table

		Annual Compensation		All Other Compensation
Name and Principal Position (1)		Salary	Bonus	401(k)	Pension	Other

John M. Piecuch President and Chief Executive Officer	2002 2001	$ 561,070 46,635	$ 450,000 --	$ 3,273 --	$ -- --	$102,626 (2) --

Julius S. Burns Chairman of the Board, Former President and Chief Executive Officer	2002 2001 2000	393,134 631,008 284,040	-- -- 258,522	-- -- --	25,040 25,807 24,899	-- -- --

Ronald R. Ross Former President and Chief Executive Officer	2002 2001 2000	-- 220,009 162,600	-- -- 250,000	-- -- --	-- -- --	-- 300,000 (3) --

James M. McCall Vice President; President - Ivy Steel and Wire Division	2002 2001 2000	208,650 199,608 186,720	37,000 89,304 116,064	2,171 1,248 1,166	15,444 14,338 15,485	-- -- --

Davy J. Wilkes Vice President; President - Meadow Burke Products Division	2002 2001 2000	193,050 184,596 172,200	59,000 101,148 106,569	2,169 1,269 1,183	25,373 22,480 23,508	-- -- --

Robert N. Tenczar Vice President, Chief Financial Officer and Secretary	2002 2001 2000	183,830 175,780 167,240	25,092 68,289 78,412	2,293 1,271 1,257	9,231 8,111 8,651	-- -- --

(1) The named executive officers did not receive annual compensation not properly categorized as salary or bonus, except for perquisites and other personal benefits which are not shown because the aggregate amount of such compensation for each of the named executive officers during the fiscal year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer, except as noted.

(2) Represents amounts paid by the Company, on behalf of executive, for relocation.

(3) Represents severance paid to the former President & Chief Executive officer.

Retirement Plans

Through January 31, 2002, the Company maintained two defined contribution plans - the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan") and the MMI Products, Inc. Pension Plan (the "Pension Plan"). Effective February 1, 2002, the two plans have been merged. The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Merged Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Merged Plan. The Company will match employee contributions of up to 2% of their individual compensation at a rate of 50%. The Company will also contribute a discretionary amount to the Merged Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees covered by a collective bargaining agreement have not been eligible for the previous plans nor are eligible under the Merged Plan.

Under the Merged Plan, vesting in the Company's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution will be over a three year period.

Employment and Other Agreements

John M. Piecuch

John M. Piecuch our President and Chief Executive Officer has entered into an agreement which was executed on July 31, 2002. The agreement provides an annual salary of $550,000, a bonus based on performance and a minimum bonus of $450,000 was guaranteed for fiscal 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

We are a wholly owned subsidiary of MMHC. The following table sets forth relevant information regarding the beneficial ownership of MMHC's capital stock as of December 28, 2002, by:

    each person who we know to beneficially own more than 5% of any class of voting securities of MMHC;
    each of our directors and named executive officers; and
    all directors and officers as a group.

MMHC has three classes of common stock. MMHC's Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share and Class C common stock, par value $0.01 per share vote together as a single class. The Class A common stock is the class into which all other classes of common stock are convertible, and until all classes are converted, has 17% of the combined voting power of all three classes of common stock. Each share of Class A common stock has voting power equal to its pro rata share of such 17.0% vote. The only outstanding shares of Class A common stock are held by Carl L. Blonkvist. The Class B common stock has 49.5% of the combined voting power of the three classes of common stock and is held by Court Square Capital, Limited ("Court Square") and its affiliates and associates. All of the Class B common stock shares will be voted in accordance with a majority of interest vote of such class, which is held by Court Square. The Class C common stock has 33.5% of the combined voting power of the three classes of common stock and is held by management of MMHC. Class B common stock is convertible into Class A common stock upon the first to occur of the date on which the outstanding number of shares of Class B common stock represents less than 45% of the outstanding common stock and upon a vote of the holders of a majority in interest of the Class B common stock to convert their shares of Class B common stock into Class A common stock. In addition, any holder of the Class B common stock, other than Court Square, may convert his or its shares to Class A common stock at such time as such person is no longer affiliated or associated with Court Square. The Class C common stock automatically converts into Class A common stock upon an initial public offering, if required by the underwriters, or at such time as no shares of Class B common stock are still outstanding. As of December 28, 2002, 2,000 shares of Class A common stock, 818,164 shares of Class B common stock and 177,565 shares of Class C common stock were outstanding.

5% Shareholders	Number of Shares of Common Stock			Percent of Class of Common Stock			Percentage of Total Voting Power(1)
	(In Thousands)
	Class A	Class B	Class C	Class A	Class B	Class C

Court Square Capital, Limited (2)	--	662	--	--	80.9%	--	66.3%
c/o Citicorp Venture Capital, Ltd.
300 Park Avenue, 14th FL, Zone 4
New York, New York 10043

CCT Partners VI, L.P. (3) (4)	--	116	--	--	14.2%	--	11.7%
c/o Citicorp Venture Capital, Ltd.
300 Park Avenue, 14th FL, Zone 4
New York, New York 10043

Julius S. Burns (5)	--	--	74	--	--	42.0%	7.5%
515 W. Greens Rd., Suite 710
Houston, Texas 77067

John M. Piecuch (6)	--	--	--	--	--	--	--
515 W. Greens Rd., Suite 710
Houston, Texas 77067

Directors and Executive Officers	Number of Shares of Common Stock			Percent of Class of Common Stock			Percentage of Total Voting Power(1)
	(In Thousands)
	Class A	Class B	Class C	Class A	Class B	Class C

Carl L. Blonkvist	2	--	--	100%	--	--	0.2%
5121 Tanbark Drive
Dallas, Texas 75229

James M. McCall	--	--	23	--	--	13.2%	2.4%
515 W. Greens Rd., Suite 710
Houston, Texas 77067

Robert N. Tenczar	--	--	13	--	--	7.2%	1.3%
515 W. Greens Rd., Suite 710
Houston, Texas 77067

Davy J. Wilkes	--	--	3	--	--	2.0%	0.4%
5110 Santa Fe Road
Tampa, Florida 33619

All directors and executive officers as a group	2	--	113	100%	--	64.4%	11.8%

(1) Percentage given on a basis as if all shares of Class B common stock and Class C common stock were converted into shares of Class A common stock.

(2) Does not include approximately 116,000 shares of Class B Common Stock owed of record by CCT Partners VI, L.P., an affiliate of Citicorp Venture Capital, Ltd., as to which Court Square Capital, Limited disclaims beneficial ownership.

(3) Does not include approximately 661,000 shares of Class B Common Stock owned of record by Court Square Capital, Ltd., an affiliate of CCT Partners VI, L.P., as to which CCT Partners VI, L.P. disclaims beneficial ownership.

(4) Thomas P. McWilliams has a 26.2% indirect interest in CCT Partners VI, L.P.'s investment in MMHC.

(5) Julius S. Burns is also Chairman of MMHC.

(6) John M. Piecuch is also President and Chief Executive Officer of MMHC. Mr. Piecuch is expected to receive an equity position in MMHC as part of his employment package.

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

Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon our cash flows. State of Delaware corporate law, the Company's Revolving Credit Facility agreement and senior subordinated notes indenture require us to meet certain tests before any dividends can be distributed to MMHC. In the 2002 fiscal year, MMHC paid $5.5 million on the MMHC Credit Facility. Cash for these payments was provided by borrowings under our revolving credit facility which was then paid as a dividend to MMHC.

Item 14. Disclosure Controls and Procedures

The certifying officers of MMI are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and have; (i) designed such disclosure controls and procedures to ensure that material information relating to MMI, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared; and (ii) evaluated the effectiveness of MMI's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based upon that evaluation, these principal executive officer and principal financial officer concluded that MMI's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in its periodic SEC filings.

MMI's certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

Included in Part II of this report:

Report of Independent Auditors

Consolidated Balance Sheets at fiscal year end 2002 and 2001

Consolidated Statements of Operations for fiscal years 2002, 2001, and 2000

Consolidated Statements of Changes in Stockholder's Equity (Deficit) for fiscal years 2002, 2001, and 2000

Consolidated Statements of Cash Flows for fiscal years 2002, 2001, and 2000

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

3.2 Amended and Restated By-laws of MMI Products, Inc.

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

4.3 Indenture dated as of July 6, 2001 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A.

10.1 Registration Rights Agreement dated as of April 16, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc.

10.2 Registration Rights Agreement dated as of February 12, 1999 between MMI Products, Inc. and Bear, Stearns & Co. Inc.

10.3 Exchange and Registration Rights Agreement dated as of July 6, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc.

10.4 Second Amended and Restated Loan and Security Agreement dated as of October 30, 2001 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Credit Corporation ("Transamerica").

10.5 First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of February 18, 1998 among MMI Products, Inc., MMI Management Services L.P., MMI Management, Inc., Fleet and Transamerica.

10.6 Employment Agreement dated as of January 1, 2001, by and among MMI Products Inc., MMI Management Services L.P. and Julius S. Burns.

10.7 Employment Agreement dated as of October 16, 2000, by and among MMI Products Inc., MMI Management Services L.P. and Ronald R. Ross.

10.8 Severance Agreement dated as of July 31, 2002, by and among MMI Products Inc., MMI Management Services L.P. and John M. Piecuch.

10.9 Amendment to the MMI Products, Inc. Pension Plan.

10.10 Amendment No. 4 to the MMI Products, Inc. Pension Plan.

10.11 The MMI Products, Inc. 401(k) Savings Plan, as amended.

10.12 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns.

10.13 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist.

10.14 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams.

10.15 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall.

10.16 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Davy J. Wilkes.

10.17 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar.

10.18 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Stuyvesant P. Comfort.

10.19 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Gary A. Konke.

10.20 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Ronald R. Ross.

10.21 Indemnification Agreement dated as of December 17, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and John M. Piecuch.

10.22 Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc.

10.23 Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc.

10.24 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns.

10.25 Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.

10.26 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar.

10.27 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall.

10.28 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes.

10.29 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist.

10.30 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns.

10.32 Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.

10.33 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall.

10.34 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar.

10.35 Stock Purchase Agreement by and among Security Fence Supply Co., Inc., Henry F. Long, Jr. and Henry F. Long, III, dated as of October 6, 1998.

10.36 Asset Purchase Agreement by and between MMI Products, Inc. and National Wholesale Fence, dated as of June 7, 1999.

10.37 Stock Purchase Agreement among MMI Products, Inc., Hallett Wire Products Co., J. Wells McGiffert and other sellers signatory thereto.

10.38 Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc.

10.39 Stock Purchase Agreement by and between MMI Products, Inc., Structural Reinforcement Products, Inc., and Quilni BV, dated as of December 27, 2002.

10.40 Separation Agreement dated as of April 16, 2001 between Ronald R. Ross and MMI Products, Inc.

21 Subsidiaries

24 Power of Attorney.

99.1 Certification of John M. Piecuch, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Robert N. Tenczar, Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

	SIGNATURE	TITLE	DATE
By:	/s/John M. Piecuch John M. Piecuch	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2003
By:	/s/Robert N. Tenczar Robert N. Tenczar	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 28, 2003
By:	* Julius S. Burns	Chairman and Director	March 28, 2003
By:	* Thomas F. McWilliams	Director	March 28, 2003
By:	* Carl L. Blonkvist	Director	March 28, 2003

* By:	/s/Robert N. Tenczar Robert N. Tenczar	Attorney-in-fact	March 28, 2003

CERTIFICATIONS

I, John M. Piecuch, certify that:

  I have reviewed this annual report on Form 10-K of MMI Products, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/John M. Piecuch
John M. Piecuch, President and Chief Executive Officer

CERTIFICATIONS

I, Robert N. Tenczar, certify that:

  I have reviewed this annual report on Form 10-K of MMI Products, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President and Chief Financial Officer

Schedule II

MMI Products, Inc.

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal Year Ended December 28, 2002: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 1,813 1,147	$ 941 1,502	$ 1,304 721	$ 1,450 1,928

Fiscal Year Ended December 29, 2001: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 1,164 395	$ 1,590 752	$ 941(a) --	$ 1,813 1,147

Fiscal Year Ended December 30, 2000: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 2,667 789	$ 1,293 (394)(b)	$ 2,796(a) --	$ 1,164 395

(a) Uncollectible accounts written off, net of recoveries.

(b) Reversal of reserves due to changes in estimates

INDEX TO EXHIBITS

Exhibit No. Description

3.1 Restated Certificate of Incorporation of MMI Products, Inc. (1)

3.2 Amended and Restated By-laws of MMI Products, Inc. (1)

4.1 Indenture dated as of April 16, 1997 between MMI Products, Inc. and U.S Trust Company of Texas, N.A. (1)

4.2 First Amendment to Indenture dated as of February 12, 1999 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (8)

4.3 Indenture dated as of July 6, 2001 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (10)

10.1 Registration Rights Agreement dated as of April 16, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)

10.2 Registration Rights Agreement dated as of February 12, 1999 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (5)

10.3 Exchange and Registration Rights Agreement dated as of July 6, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (10)

10.4 Second Amended and Restated Loan and Security Agreement dated as of October 30, 2001 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Credit Corporation ("Transamerica"). (11)

10.5 First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of February 18, 1998 among MMI Products, Inc., MMI Management Services L.P., MMI Management, Inc., Fleet and Transamerica. (3)

10.6 Employment Agreement dated as of January 1, 2001, by and among MMI Products Inc., MMI Management Services L.P. and Julius S. Burns. (7)

10.7 Employment Agreement dated as of October 16, 2000, by and among MMI Products Inc., MMI Management Services L.P. and Ronald R. Ross. (7)

10.8 Severance Agreement dated as of July 31, 2002, by and among MMI Products Inc., MMI Management Services L.P. and John M. Piecuch. (12)

10.9 Amendment to the MMI Products, Inc. Pension Plan. (6)

10.10 Amendment No. 4 to the MMI Products, Inc. Pension Plan. (5)

10.11 The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)

10.12 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns. (9)

10.13 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist. (9)

10.14 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams. (9)

10.15 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall. (9)

10.16 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Davy J. Wilkes. (9)

10.17 Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar. (9)

10.18 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Stuyvesant P. Comfort. (9)

10.19 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Gary A. Konke. (9)

10.20 Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Ronald R. Ross. (9)

10.21 Indemnification Agreement dated as of December 17, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and John M. Piecuch. (3)

10.22 Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)

10.23 Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (10)

10.24 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns. (6)

10.25 Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns. (7)

10.26 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar. (6)

10.27 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall. (6)

10.28 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes. (6)

10.29 Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist. (6)

10.30 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns. (7)

10.32 Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns. (7)

10.33 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall. (7)

10.34 Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar. (7)

10.35 Stock Purchase Agreement by and among Security Fence Supply Co., Inc., Henry F. Long, Jr. and Henry F. Long, III, dated as of October 6, 1998. (7)

10.36 Asset Purchase Agreement by and between MMI Products, Inc. and National Wholesale Fence, dated as of June 7, 1999. (6)

10.37 Stock Purchase Agreement among MMI Products, Inc., Hallett Wire Products Co., J. Wells McGiffert and other sellers signatory thereto. (8)

10.38 Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (5)

10.39 Stock Purchase Agreement by and between MMI Products, Inc., Structural Reinforcement Products, Inc., and Quilni BV, dated as of December 27, 2002. (3)

10.40 Separation Agreement dated as of April 16, 2001 between Ronald R. Ross and MMI Products, Inc. (2)

21 Subsidiaries (3)

24 Power of Attorney. (3)

99.1 Certification of John M. Piecuch, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

99.2 Certification of Robert N. Tenczar, Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

_________________

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
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1997.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1998.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 1999.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 2000.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 2001.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended March 31, 2001.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended June 30, 2001.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended September 29, 2001.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended June 29, 2002.