Form 10-Q
period 2003-03-29
MMI PRODUCTS INC
filed 2003-05-13
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 12, 2003, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	March 29, 2003 (Unaudited)	December 28, 2002 (Note 1)
Current assets:
Cash and cash equivalents	$ 3,370	$ 3,198
Accounts receivable, net of allowance for doubtful accounts of $1,576 and $1,450, respectively	60,659	58,004
Inventories	83,445	77,095
Deferred income taxes	4,397	4,606
Income tax receivable	5,697	3,405
Prepaid expenses and other current assets	2,511	1,952
Total current assets	160,079	148,260
Property, plant and equipment, net	74,622	66,296
Goodwill	61,202	49,678
Deferred charges and other assets	16,999	16,252
Total assets	$ 312,902	$ 280,486

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 34,826	$ 30,467
Accrued liabilities	13,749	17,857
Accrued interest	10,603	4,860
Due to MMHC	6,160	5,084
Current maturities of long-term obligations	1,338	1,422
Total current liabilities	66,676	59,690
Long-term obligations	255,525	224,802
Deferred income taxes	11,361	12,888
Other long-term liabilities	1,784	1,784

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive loss, net of tax of $696	(1,088)	(1,088)
Retained deficit	(37,058)	(33,292)
Total stockholder's deficit	(22,444)	(18,678)
Total liabilities and stockholder's deficit	$ 312,902	$ 280,486

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Fiscal Quarter Ended
	March 29, 2003	March 30, 2002

Net sales	$ 97,491	$ 115,910
Cost of sales	83,598	97,171
Gross profit	13,893	18,739
Selling, general and administrative expenses	13,406	12,179
Other (income) expense, net	726	(65)
Income (loss) before interest and income taxes	(239)	6,625
Interest expense	6,867	6,340
Income (loss) before income taxes	(7,106)	285
Provision (benefit) for income taxes	(3,340)	109
Net income (loss)	$ (3,766)	$ 176

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Quarter Ended
	March 29, 2003	March 30, 2002

Net income (loss)	$ (3,766)	$ 176
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization	3,009	2,854
Deferred income taxes	1,289	(310)
Other	(562)	367
Changes in operating assets and liabilities, net of acquisitions:
Increase in operating assets, net of liabilities	(1,280)	(2,994)
Due to MMHC	1,076	2,294
Other	18	248
Net cash (used in) provided by operating activities	(216)	2,635
Investing activities:
Capital expenditures	(2,077)	(1,031)
Deposits relating to new equipment	(829)	--
Acquisitions, net of cash acquired	(23,601)	--
Other	(37)	2
Net cash used in investing activities	(26,544)	(1,029)
Financing activities:
Proceeds from revolving credit facility, net	27,383	1,218
Debt costs	(51)	(135)
Payment of capital leases	(400)	(456)
Prepayment of interest	--	(2,496)
Net cash provided by (used in) financing activities	26,932	(1,869)
Net change in cash and cash equivalents	172	(263)
Cash and cash equivalents, beginning of period	3,198	2,767
Cash and cash equivalents, end of period	$ 3,370	$ 2,504

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries, Ivy Steel & Wire, Inc., MMI Management, Inc., and partnership interests in MMI Management Services L.P. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of products used in the residential, commercial, infrastructure and residential construction industries within the United States. The manufactured products in each of the Company's product lines are produced primarily from the same raw material, steel rod. The Company's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 28, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of March 29, 2003 and the results of its operations and its cash flows for the respective periods ended March 29, 2003 and March 30, 2002. Interim results for the three months ended March 29, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending January 3, 2004.

2. Acquisitions

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

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Acquisitions (continued)

The aggregate purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the Company's current estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. None of the goodwill is expected to be tax deductible. SRP is a manufacturer of welded wire mesh in a state-of-the-art plant facility located in Hazleton, Pennsylvania. The results of operations of the acquired business are included in the Company's consolidated financial statements from the date of acquisition, December 30, 2002. On December 31, 2002, SRP changed its corporate name to Ivy Steel & Wire, Inc.

The following represents the payment/liability components of the total purchase price of the net assets acquired:

(In thousands)
Payment for SRP common stock	$ 14,285
Payment of bank related debt	9,368
Acquisition costs	252
Cash payments	23,905
Present value of contracted installment payments	3,600
Purchase price	$ 27,505

The following represents the Company's current allocation of the purchase price:

(In thousands)
Operating working capital	$ 4,264
Property, plant and equipment	9,113
Deferred income tax asset, net	2,606
Goodwill	11,522
Net operating assets acquired	$ 27,505

3. Change in Accounting Estimate

During first quarter 2003, the Company changed its estimate of the amount of manufacturing and purchase price variances that are included in the cost of inventory. First quarter 2003 cost of sales is $0.9 million less than the amount that would have resulted in applying the previous estimation approach. In future quarters, the change in estimate is expected to generate cost of goods sold balances that are both higher and lower than the previous approach would have generated depending upon the particular quarter's favorable or unfavorable variances and their magnitude.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Revolving Credit Facility

On May 8, 2003, MMI entered into the second amendment to its revolving credit facility. One of the two incumbent senior lenders increased its participation and a new lender agreed to a $30 million participation. The total line of credit increased from $75 million with two participating lenders to $115 million with three participating lenders. The term of the agreement remains December 12, 2006. Borrowings under the credit facility are limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 55% of both the eligible finished goods inventory and eligible raw materials inventory plus 85% of eligible accounts receivable. The amount borrowable against finished goods inventory and raw materials inventory is further limited to $70.0 million.

Borrowings under the credit facility bear interest, at the Company's option, at either (i) a base rate (as announced from time to time by Fleet National Bank) plus generally 0.25% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.25% to 2.75% based on a ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization "EBITDA"). The adjustable margin for certain ranges of the computed ratio has changed. Also, the 0.25% added to the bank's base rate may reduce to 0.125%, then zero as the ratio declines. Interest rate protection in the form of a "floating to fixed" rate hedging agreement must be secured by the end of the second quarter of 2003 for a minimum portion of the principal balance outstanding.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, limitations on incurrence of indebtedness, imposition of liens on assets, capital expenditures, mergers and consolidations, disposition of assets, payment of dividends and other distributions, repayment or repurchase of subordinated indebtedness prior to maturity. The annual rent expense limitation has increased to $20.0 million and the allowable capital lease obligation limit has increased to $17 million. Bank approval is required for certain business acquisitions.

The process of amending the credit facility included a waiver of the existing fixed charge ratio covenant for the first quarter of 2003 and a modification of the required ratio for the second quarter. The adjustable margin added to the Eurodollar base rate is 3.00% until return to a 1.10 ratio is achieved.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Items

Inventories consist of the following:

	March 29, 2003 (Unaudited)	December 28, 2002
	(In thousands)
Raw materials	$ 18,068	$ 21,480
Work-in-process	652	235
Finished goods	64,725	55,380
	$ 83,445	$ 77,095

Property, plant, and equipment consist of the following:

	March 29, 2003 (Unaudited)	December 28, 2002
	(In thousands)
Land	$ 5,409	$ 4,915
Buildings and improvements	28,383	25,239
Machinery and equipment	96,701	89,814
Rental equipment	4,225	4,225
Less accumulated depreciation	60,096	57,897
Total property, plant, and equipment, net	$ 74,622	$ 66,296

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Items (continued)

Deferred charges and other intangible assets consist of the following:

	March 29, 2003 (Unaudited)	December 28, 2002
	(In thousands)
Deferred charges	$ 4,344	$ 4,554
Deposits on machinery and equipment	6,495	5,666
Assets held for sale	5,355	5,112
Intangible assets, net of accumulated amortization of $2,219 and $2,104	805	920
Total deferred charges and other assets, net	$ 16,999	$ 16,252

6. Segment Reporting

The Company has four operating units that are aggregated into two reportable segments; Fence and Concrete Construction Products. The Fence segment has two operating units that offer similar products and services. The Concrete Construction Products segment has two operating units that offer complimentary products and services within the concrete construction industry.

Summarized financial information concerning the reportable segments is shown in the following table. The Corporate column for earnings before interest and income taxes represents amortization of intangibles and nonrecurring items. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

	Fiscal Quarter ended March 29, 2003
	Fence Products	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 52,649	$ 44,842	$ -	$ 97,491
Earnings (loss) before interest and income taxes	(758)	634	(115)	(239)
Interest expense	-	-	6,867	6,867
Income tax benefit	-	-	(3,340)	(3,340)
Net income (loss)	(758)	634	(3,642)	(3,766)
Depreciation and amortization	984	1,910	115	3,009
Segment assets (1)	104,609	114,067	94,226	312,902

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6. Segment Reporting (continued)

	Fiscal Quarter ended March 30, 2002
	Fence Products	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 63,143	$ 52,767	$ -	$ 115,910
Earnings (loss) before interest and income taxes	2,600	4,138	(113)	6,625
Interest expense	-	-	6,340	6,340
Income tax expense	-	-	109	109
Net income (loss)	2,600	4,138	(6,562)	176
Depreciation and amortization	1,071	1,670	113	2,854
Segment assets (1)	108,930	121,475	65,295	295,700

(1) Segment assets include accounts receivable, inventory and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

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

In connection with this initiative, management approved a restructuring plan that commenced during the fourth quarter of 2002. Management's plan included the closure of three manufacturing facilities (Baltimore, Maryland, Oregon, Ohio and Bartonville, Illinois), the shutdown of a production line at two different plants, and the closure of two distribution facilities. In connection with these activities, the Company recorded $0.8 million for severance payments associated with the termination of 149 employees, and $2.4 million related to other employee benefit costs and certain facility related costs, including remaining non-cancelable lease obligations, in third and fourth quarters of 2002.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7. Fixed Asset Impairments and Restructuring Charges, (continued)

An analysis of the payments associated with the restructuring expense provision as of March 29, 2003 is as follows (in thousands):

	Severance and Other Employee Related Costs	Facility Costs	Total
Balance at December 30, 2002	$ 915	$ 1,925	$ 2,840
Payments	(643)	(532)	(1,175)
Balance at March 29, 2003	$ 272	$ 1,393	$ 1,665

In conjunction with the facility closures, the Company recorded an impairment of fixed assets expense of $3.8 million in fiscal year 2002 for certain assets which have no future benefit to the Company. Additionally, certain assets were reclassified as "held-for-sale". Assets held for sale at March 29, 2003 are comprised of land and buildings (Baltimore, Maryland and Oregon, Ohio), and certain production equipment. These assets, totaling approximately $5.4 million, are included in other assets. These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded.

8. Commitments and Contingencies

At March 29, 2003, the Company was unconditionally obliged to purchase inventory amounting to $7.8 million. This obligation will be recorded by the Company upon the transfer of title.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make certain estimates and assumptions that affect the amounts reported, including amounts in the accompanying notes to the consolidated financial statements. Our estimation process generally relates to potential bad debts, damaged and slow moving inventory, value of intangible assets, impairments of long lived assets, and health care and workers compensation claims. We base our judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from our estimates.

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

We reserve for damaged and slow moving inventory based on specific identification. The amount reserved is the recorded cost of the inventory minus its estimated realizable value. Manufacturing and purchase price variances remain an element of inventoriable cost until the inventory is deemed to be sold based on inventory turnover rates. See Note 3 to the Consolidated Financial Statements for discussion of the change in this methodology.

We accrue estimated liabilities for workers compensation and claims incurred but not reported for our self-insured health care program. These accruals are based on current and historical trends. A change in the trends could require a material change in our estimate for this accrued liability.

We account for business acquisitions using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair values, with the excess allocated to goodwill. Certain assumptions and estimates are employed in determining the fair value of assets acquired (including goodwill and other intangible assets) and of liabilities assumed. We adopted Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets on December 30, 2001, which discontinued the amortization of goodwill and indefinite life intangibles and requires an annual test of impairment based on a comparison of fair values and carrying values. The valuation of impairment under SFAS No. 142 requires the use of forecasts, estimates, and assumptions as to the future performance of the operations. Actual results could differ from forecasts resulting in a revision of our assumptions and, if required, recognizing an impairment loss. Additionally, we completed a transitional goodwill impairment test based on a multiple of EBITDA upon adoption of SFAS No. 142 as of December 30, 2001 and determined the adoption of these rules had no impact on our financial statements. We performed the first required annual impairment test as of December 28, 2002, and the test resulted in no goodwill impairment.

Results of Operations

	Fiscal Quarter Ended
	(In thousands)
	March 29, 2003	%(1)	March 30, 2002	%(1)
Net sales:
Fence	52,649	54.0%	63,143	54.5%
Concrete Construction Products	44,842	46.0%	52,767	45.5%
Total net sales	97,491	100.0%	115,910	100.0%
Gross profit:
Fence	6,806	12.9%	9,924	15.7%
Concrete Construction Products	7,087	15.8%	8,815	16.7%
Total gross profit	13,893	14.3%	18,739	16.2%
Selling, general, and administrative expense
Fence	7,788	14.8%	7,403	11.7%
Concrete Construction Products	5,503	12.3%	4,663	8.8%
Corporate	115	0.1%	113	0.1%
Total selling, general, and administrative expense	13,406	13.8%	12,179	10.5%
Other expense:
Fence	(224)	-0.4%	(79)	-0.1%
Concrete Construction Products	950	2.1%	14	0.0%
Total other expense	726	0.7%	(65)	-0.1%
Earnings before interest and income taxes:
Fence	(758)	-1.4%	2,600	4.1%
Concrete Construction Products	634	1.4%	4,138	7.8%
Corporate	(115)	-0.1%	(113)	-0.1%
Total earnings before interest and
income taxes	(239)	-0.2%	6,625	5.7%

(1) Percent of net sales

The following table presents, as a percentage of sales, certain selected consolidated financial data for the Company for the periods indicated:

	Fiscal Quarter Ended
	(In thousands)
	March 29, 2003	March 30, 2002
Sales	100.0%	100.0%
Cost of sales	85.7%	83.8%
Gross profit	14.3%	16.2%
Selling, general, and administrative expense	13.8%	10.5%
Other expense	0.7%	-0.1%
Earnings before interest and income
taxes	-0.2%	5.7%
Interest expense	7.0%	5.5%
Income before income taxes	-7.3%	0.2%
Provision for income taxes	-3.4%	0.1%
Net income	-3.9%	0.2%

Fiscal quarter ended March 29, 2003 compared to fiscal quarter ended March 30, 2002

Consolidated net sales declined approximately 16% as compared to 2002.

Fence segment

Net sales declined approximately 17% as compared to 2002 due primarily to a dramatic change in market activity and the continuation of pricing pressures that began in the latter half of 2002. In the first quarter of 2002, the fence market was quite active as favorable weather and strong residential construction spending were key driving forces. The $63.1 million in net sales achieved in the first quarter of 2002 was a record for the fence segment. For the first quarter of 2003, severe winter weather significantly curtailed activity in certain market regions of the country. We believe general uncertainty about the health of the economy also dampened market demand.

Concrete Construction Products segment

Net sales declined approximately 15% as compared to 2002 due primarily to the impact of closing two welded wire mesh plants late in 2002 (offset by sales associated with a newly acquired facility), a net decline of $5.1 million. Most of the closed plants' production related to discontinued galvanized wire products and other de-emphasized commodity type product lines. Only a small portion of these plants' production was transferred to other facilities. Absent the impact of the closures of the two plants and net of the acquired facility, net sales decreased approximately 6%. The impact of severe winter weather on concrete construction activity and economic uncertainty caused most of this decline.

Consolidated gross profit declined approximately 26% as compared to 2002. The gross profit of $13.9 million includes a $860,000 benefit from a change in accounting estimate relating to the portion of the quarter's manufacturing and purchase price variances that remain an element of inventoriable cost versus having an impact on the quarter's cost of sales.

Fence segment

Gross profit declined approximately 31% on a 17% reduction in sales. Most of the disproportionate decline in gross profit was due to the relatively fixed cost nature of our manufacturing plant and distribution facility network. Increased steel rod costs and some reduced pricing also contributed to gross profit decline. The change in accounting estimate relating to manufacturing and purchase price variances provided a $1.1 million benefit to fence gross profit in the first quarter of 2003 as compared to what would have been reported if the previous estimation methodology had been employed. As seasonal activity picks up during the second quarter, the Company will operate its manufacturing plants more efficiently and acquire larger volumes of third-party purchased products thus generating more favorable plant variances and larger vendor rebates, respectively. Under the new methodology most of these favorabilities will be associated with inventory still on hand at the end of the second quarter and thus will result in a lower inventory cost at quarter end. These favorabilities will roll out to cost of sales and therefore benefit earnings in subsequent periods as the inventory is sold. Under our former methodology, more of these favorable variances would have been recognized as a reduction of cost of goods sold in the second quarter. In the context of an entire fiscal year, the change in estimation methodology is not expected to materially affect amounts reported as earnings.

Concrete Construction Products segment

Gross profit declined approximately 20% on a 15% reduction in sales. Lower volumes caused most of the disproportionate decline in gross profit as fixed costs associated with the segment's manufacturing facilities had to be absorbed into the lower volume of products produced and sold. Increased steel rod costs also contributed to the decline but were offset to some extent by selected price increases. Although sales declined $7.5 million because of the closure of two welded wire mesh plants, gross profit improved $1.0 million as the negative margin from those two plants that burdened the first quarter of 2002 did not recur.

Consolidated selling, general, and administrative expenses increased approximately 10% as compared to 2002.

Fence segment

Selling, general, and administrative expense in the fence segment was approximately $385,000 higher in the first quarter of 2003 as compared to 2002 primarily reflecting efforts to improve marketing, sales, and support capabilities through the introduction of additional product marketing personnel, an expanded sales force to attend to geographic areas previously under represented, and additional accounting and finance support personnel.

Concrete Construction Products segment

Selling, general, and administrative expenses in the Concrete Construction Products segment increased $840,000 due primarily to the reclassification of approximately $500,000 of expenses previously associated with manufacturing facilities which have been converted into distribution locations. Selling, general and administrative expense increases associated with the newly acquired welded wire mesh facility and other increases to enhance marketing, sales, accounting and financial functions (net of the discontinuance of selling, general, and administrative expenses formerly associated with the two closed wire mesh manufacturing facilities) accounted for most of the remaining increase.

Other expense increased approximately $800,000 for the first quarter of 2003 as compared to the comparable period in 2002 due primarily to the continuation of expenses associated with the closing of the two welded wire mesh manufacturing facilities late in 2002.

Interest expense increased $0.5 million due primarily to the increase in amounts borrowed under the revolving credit facility to fund the SRP acquisition.

Income tax expense of $109,000 in the first quarter of 2002 compares to an income tax benefit of $3.3 million in the first quarter of 2003 due primarily to the change from income before tax of $285,000 in 2002 to a $7.1 million loss before income tax in the first quarter of 2003. The effective tax rate increased from 38.2 % in the first quarter of 2002 to 47.0% in the first quarter of 2003 due primarily to the relationship of the amount of expenses in the consolidated income statements that can not be deducted on the Company's income tax returns to the overall amount of earnings or loss before income taxes.

Liquidity and Sources of Capital

Cash Flows. For the fiscal quarter ended March 29, 2003, operating activities used net cash of approximately $0.2 million, a decrease of $2.8 million as compared to the first quarter of 2002. The incurrence of a net loss of $3.8 million versus net income of $176,000 in 2002 was the primary contributor to this decline in cash flow. Cash used in investing activities increased approximately $25.5 million. The acquisition of SRP represented $23.6 million of this increase. In addition, capital expenditures and deposits relating to new equipment accounted for most of the remaining increase. The factors noted above resulted in higher borrowings under the revolving credit facility in first quarter 2003 as compared to 2002.

EBITDA is defined as the sum of income before interest, income taxes, depreciation and amortization. EBITDA is included as a financial measurement because it is used by certain investors as a measure of a company's operational performance and its ability to service its debt. EBITDA should be considered in addition to, not as a substitute for net income or loss, cash flows, or other measures of financial performance in accordance with accounting principles generally accepted in the United States. EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA for the first quarter of fiscal year 2003 and 2002 was $2.8 million and $9.5 million, respectively. The decrease in EBITDA is primarily due to a $6.9 million decrease in income before interest and income taxes due to the changes in net sales, gross profit and selling, general and administrative expenses and other expenses discussed in "Results of Operations" above.

EBITDA Reconciliation to Net Income

	Fiscal Quarter Ended
	March 29, 2003	March 30, 2002
	(In thousands)
Net income (loss)	$ (3,766)	$ 176
Depreciation expense	2,894	2,741
Amortization expense	115	113
Interest expense	6,867	6,340
Income tax expense (benefit)	(3,340)	109
EBITDA	$ 2,770	$ 9,479

On May 8, 2003, we entered into the second amendment to the revolving credit facility, the term of which remains December 12, 2006. The total line of credit increased from $75 million to $115 million. The sum of borrowings and outstanding letters of credit are limited to the lesser of a defined borrowing base computation or $115 million. We expect borrowing base computations to exceed $100 million during the peak seasonal periods, thus the amended facility will enhance liquidity as compared to the previous $75 million credit line. We have initiated discussions with providers of lease financing to fund $10 million to $12.5 million of the project costs relating to the state of the art welding equipment to be placed into service in St. Joseph, Missouri, and Jacksonville, Florida by no later than the third quarter of 2003. Availability under the revolving credit facility will further increase by the amounts received.

The process of amending the revolving credit facility included the waiver by the lenders of the fixed charge coverage ratio covenant test for the period ended March 29, 2003. The amended facility modifies the test to a lower ratio for the period ending June 28, 2003. The ratio test of 1.10 that existed prior to the modification returns for the period ending September 27, 2003 and all subsequent periods. Although we can provide no assurance as to whether future covenant tests will be met, we expect that operational cash flows net of capital expenditures and payments of income taxes will be sufficient in relation to the defined fixed charges to achieve the ratios required in the credit facility agreement.

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

Seasonality

Our products are used in the commercial, infrastructure, and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on sales and profitability. The highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility and our senior subordinated notes. Borrowings under the credit facility bear interest, at either the bank's base rate plus generally 0.25% or a Eurodollar rate plus 1.25% to 2.75%, based on a ratio of total funded indebtedness to our previous twelve month adjusted earnings from operations. The 0.25% added to the bank's base rate may reduce to 0.125%, then to zero as the ratio declines. The adjustable margin added to the Eurodollar base rate is 3.00% until a fixed charge coverage ratio covenant of 1.10 is achieved. The fixed rate senior subordinated notes are subject to change in fair value. Our $200.0 million of senior subordinated notes payable are exposed to changes in fair value. At March 29, 2003, the estimated fair value of the notes was $140.5 million. The estimated fair values are based on the quoted market prices. The variation in fair value is a function of market interest rate changes and the investor perception of the investment.

We have exposure to price fluctuations associated with steel rod, our primary raw material. We negotiate purchase commitments from one to nine months in advance to limit our exposure to price fluctuations and ensure availability of the materials. Purchases from foreign sources are denominated in U.S. dollars. Our ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Most steel rod imports were subject to a three-year, tariff-rate quota that commenced in March 2000 and expired on February 28, 2003. In addition, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to a high tariff which will prohibit them from shipping steel rod into the United States. Because steel rod comprises a substantial portion of our cost of goods sold, any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations. Steel rod costs in 2003 are expected to be higher than the costs incurred in 2002. Although we have historically been able to pass along most increases in steel rod prices to our customers, competitive pressures may prevent us from doing so in the future. A significant decrease in our volume of raw material purchases could also result in us being unable to secure volume purchase discounts we have received in the past. This could reduce cash flows from operations and impact future levels of profitability.

Item 4. Controls and Procedures

The certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and have; (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared; and (ii) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based upon that evaluation, these principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in its periodic SEC filings.

The Company's certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits.

	Exhibit Number	Description
10.1

Second Amended and Restated Loan and Security Agreement dated as of May 8, 2003 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Credit Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT").

	99.1	Certification of John M. Piecuch, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Robert N. Tenczar, Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K	A Form 8-K was filed with the Commission on January 14, 2003 announcing the acquisition of Structural Reinforcement Products, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: May 13, 2002	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By: /s/John M. Piecuch
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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President and Chief Financial Officer