Form 10-Q
period 2003-06-28
MMI PRODUCTS INC
filed 2003-08-18
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on August 15, 2003, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	June 28, 2003 (Unaudited)	December 28, 2002 (Note 1)
Current assets:
Cash and cash equivalents	$ 6,545	$ 3,198
Accounts receivable, net of allowance for doubtful accounts of $1,552 and $1,450, respectively	76,857	58,004
Inventories	82,836	77,095
Deferred income taxes	4,375	4,606
Income tax receivable	5,284	3,405
Prepaid expenses and other current assets	4,202	1,100
Total current assets	180,099	147,408
Property, plant and equipment, net	72,421	66,296
Goodwill	61,259	49,678
Deferred charges and other assets	20,355	17,104
Total assets	$ 334,134	$ 280,486

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 44,452	$ 30,467
Accrued liabilities	14,330	17,857
Accrued interest	5,137	4,860
Due to MMHC	6,160	5,084
Current maturities of long-term obligations	1,237	1,422
Total current liabilities	71,316	59,690
Long-term obligations	274,394	224,802
Deferred income taxes	11,827	12,888
Other long-term liabilities	775	1,784

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive loss, net of tax of $302 and $696, respectively	(473)	(1,088)
Retained deficit	(39,407)	(33,292)
Total stockholder's deficit	(24,178)	(18,678)
Total liabilities and stockholder's deficit	$ 334,134	$ 280,486

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$ 135,116	$ 148,679	$ 232,607	$ 264,589
Cost of sales	116,297	122,086	199,895	219,257
Gross profit	18,819	26,593	32,712	45,332
Selling, general and administrative expenses	12,857	11,849	26,263	24,028
Other (income) expense, net	1,087	24	1,813	(41)
Income (loss) before interest and income taxes	4,875	14,720	4,636	21,345
Interest expense	6,757	6,334	13,624	12,674
Income (loss) before income taxes	(1,882)	8,386	(8,988)	8,671
Provision (benefit) for income taxes	467	3,216	(2,873)	3,325
Net income (loss)	$ (2,349)	$ 5,170	$ (6,115)	$ 5,346

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002

Net (loss) income	$ (6,115)	$ 5,346
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,904	5,859
Deferred income taxes	1,777	(333)
Other	702	(100)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(18,921)	(13,560)
Increase in inventories	(2,952)	(11,136)
Increase (decrease) in accounts payable and accrued liabilities	10,301	(4,792)
Increase (decrease) in current income taxes	(1,879)	2,941
(Increase) decrease in other operating assets, net of liabilities	(900)	28
Due to MMHC	1,076	2,139
Other	146	503
Net cash used in operating activities	(10,861)	(13,105)
Investing activities:
Capital expenditures	(4,362)	(2,159)
Deposits relating to new equipment	(2,802)	-
Acquisitions, net of cash acquired	(23,659)	-
Other	(6)	21
Net cash used in investing activities	(30,829)	(2,138)
Financing activities:
Proceeds from revolving credit facility, net	46,453	19,556
Debt costs	(658)	(291)
Payment of capital leases	(758)	(882)
Prepayment of interest	-	(2,496)
Dividends paid to MMHC	-	(1,916)
Net cash provided by financing activities	45,037	13,971
Net change in cash and cash equivalents	3,347	(1,272)
Cash and cash equivalents, beginning of period	3,198	2,767
Cash and cash equivalents, end of period	$ 6,545	$ 1,495

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries, Ivy Steel & Wire, Inc., MMI Management, Inc., and partnership interests in MMI Management Services L.P. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of products used in the commercial, infrastructure and residential construction industries within the United States. The manufactured products in each of the Company's product lines are produced primarily from the same raw material, steel rod. The Company's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 28, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of June 28, 2003 and the results of its operations and its cash flows for the three and six month respective periods ended June 28, 2003 and June 29, 2002. Operating results for the fiscal three month and fiscal six month period ended June 28, 2003, are not necessarily indicative of results that may be expected for the fiscal year ending January 3, 2004.

Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities-An Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company is in the process of evaluating the effect of this pronouncement on its operations.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Acquisitions

On December 30, 2002, the Company purchased all of the issued and outstanding shares of Structural Reinforcement Products, Inc., ("SRP"), a Delaware corporation, for approximately $14.3 million in cash plus annual payments over a five year period totaling $4.3 million, including $0.7 million of imputed interest. Additionally, $9.4 million of bank related debt and interest was repaid. Acquired income tax benefits of approximately $3.2 million substantially offset the $3.6 million present value of annual installment payments. Additional acquisition costs would be paid contingent upon and economically justified by the operating and financial success of the acquired facility in fiscal years 2003 through 2010. The acquisition of SRP provides the Company with significant improvements in the quality of production facilities which is consistent with management's overall plan to improve operating efficiencies and reduce costs. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the Company's current estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. None of the goodwill is expected to be tax deductible. SRP is a manufacturer of welded wire mesh in a state-of-the-art plant facility located in Hazleton, Pennsylvania. The results of operations of the acquired business are included in the Company's consolidated financial statements from the date of acquisition, December 30, 2002. On December 31, 2002, SRP changed its corporate name to Ivy Steel & Wire, Inc.

The following represents the payment and liability components of the total purchase price of the net assets acquired:

(In thousands)
Payment for SRP common stock	$ 14,285
Payment of bank related debt	9,368
Acquisition costs	311
Cash payments	23,964
Present value of contracted installment payments	3,600
Purchase price	$ 27,564

The following represents the Company's current allocation of the purchase price:

(In thousands)
Operating working capital	$ 4,264
Property, plant and equipment	9,113
Deferred income tax asset, net	2,606
Goodwill	11,581
Net operating assets acquired	$ 27,564

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

3. Change in Accounting Estimate

During first quarter 2003, the Company changed its estimate of the amount of manufacturing and purchase price variances and vendor rebates that are included in the cost of inventory. For the three months and six months ended June 28, 2003, cost of sales is $1.9 million and $0.7 million more than the amount that would have resulted in applying the previous estimation approach, respectively. The company records the purchase of certain raw materials and the manufacture of certain finished goods utilizing a standard cost. Although such standard costs are periodically reviewed for reasonableness and adjusted to more closely reflect actual costs if necessary, variances from standards, both favorable and unfavorable, are generated. In addition, purchases of certain raw materials and finished products are subject to rebate arrangements with the suppliers. Thus, the invoice cost of a particular inventory item may ultimately be reduced by a rebate. In order to present inventory and related costs of goods sold in the Company's consolidated financial statements at the lower of cost or market, in accordance with Chapter 4 of Accounting Research Bulletin No. 43 "Restatement and Revision of Accounting Research Bulletins", the Company utilized a systematic method of allocating variances and rebates whereby variances and rebates expected for the full fiscal year were estimated and allocated to interim inventory balances and cost of goods sold based on expected full year inventory turnover statistics. Management believed this method resulted in a materially accurate allocation of actual costs between inventory and costs of goods sold as historical variances and rebates were relatively predictable, stable and low in magnitude. During 2002, a centralized purchasing department was formed. That new organization improved the benefits under existing vendor rebate programs and expanded the number of such programs. The increased significance of these amounts prompted management to review the allocation method utilized to determine interim inventory balances and costs of goods sold. Based on the expected impact of the increased rebate programs, management determined the level of variances and rebates generated might no longer be as stable and predictable as they had been in the past and felt it was more appropriate to change its estimate of allocating these items to include the actual variances and rebates generated (i.e., not the estimated amounts for the full fiscal year) during the respective interim periods and allocate such items based on the interim inventory turn statistics. For the full fiscal year, this change in estimation of variance and rebate allocation is not expected to have a material impact on the Company's financial position or results of operations. In future quarters, the change in estimate is expected to generate cost of goods sold balances that are both higher and lower than the previous approach would have generated depending upon the particular quarter's favorable or unfavorable variances and their magnitude.

4. Revolving Credit Facility

On May 8, 2003, MMI entered into the second amendment to its revolving credit facility. One of the two incumbent senior lenders increased its participation and a new lender agreed to a $30 million participation. The total line of credit increased from $75 million with two participating lenders to $115 million with three participating lenders. The term of the agreement remains December 12, 2006. Borrowings under the credit facility are limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 55% of both the eligible

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Revolving Credit Facility - (continued)

finished goods inventory and eligible raw materials inventory plus 85% of eligible accounts receivable. The amount borrowable against finished goods inventory and raw materials inventory is further limited to $70.0 million.

The revolving credit facility was further amended on August 18, 2003. Borrowings under the credit facility now bear interest, at the Company's option, at either (i) a base rate (as announced from time to time by Fleet National Bank) plus an adjustable margin from zero to 0.50% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.25% to 3.25%. The adjustable margin relating to both the base rate and the Eurodollar base rate is based first on whether the Company has achieved a 1.10 fixed charge coverage ratio on a trailing twelve month basis, and then on a ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization). The adjustable margins are currently at their maximum. Interest rate protection in the form of a "floating to fixed" rate hedging agreement for a minimum portion of the principal balance outstanding is also required. Such a hedging agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that will be applied to $15 million of the principal balance outstanding over the three year period beginning December 12, 2003.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, limitations on incurrence of indebtedness, imposition of liens on assets, capital expenditures, mergers and consolidations, disposition of assets, payment of dividends and other distributions, repayment or repurchase of subordinated indebtedness prior to maturity. The annual rent expense limitation has increased to $20.0 million and the allowable capital lease obligation limit has increased to $17 million. Bank approval is required for certain business acquisitions. The August 18, 2003 amendment included a waiver of the fixed charge coverage ratio requirement for the second quarter of 2003 and modification of the required ratio for the subsequent fiscal quarters through April 3, 2004. Although we can provide no assurance as to whether future covenant tests will be met, we expect that operational cash flows, giving effect to cash flows related to capital expenditures and income taxes, will be sufficient in relation to the defined fixed charges to achieve the ratios required by this amendment to the credit facility agreement.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Items (continued)

Inventories consist of the following:

	June 28, 2003	December 28, 2002
	(Unaudited)
	(In thousands)
Raw materials	$ 20,765	$ 21,480
Work-in-process	872	235
Finished goods	61,199	55,380
	$ 82,836	$ 77,095

Property, plant, and equipment consist of the following:

	June 28, 2003	December 28, 2002
	(Unaudited)
	(In thousands)
Land	$ 4,322	$ 4,915
Buildings and improvements	31,070	25,239
Machinery and equipment	94,710	89,814
Rental equipment	4,225	4,225
Less accumulated depreciation	61,906	57,897
Total property, plant, and equipment, net	$ 72,421	$ 66,296

Deferred charges and other intangible assets consist of the following:

	June 28, 2003	December 28, 2002
	(Unaudited)
	(In thousands)
Deferred charges	$ 4,672	$ 4,554
Deposits on machinery and equipment	8,468	5,666
Assets held for sale	5,561	5,112
Intangible assets, net of accumulated amortization of $2,341 and $2,104	808	920
Other long-term assets	846	852
Total deferred charges and other assets, net	$ 20,355	$ 17,104

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Items (continued)

Long-term debt, including capital lease obligations, consist of the following:

	June 28, 2003 (Unaudited)	December 28, 2003
	(In thousands)
Revolving credit facility	$ 70,640	$ 24,189
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	187,823	187,711
13% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Notes payable	3,600	-
Capital lease obligations	2,268	3,024
	275,631	226,224
Less current maturities	1,237	1,422
Long-term obligations	$ 274,394	$ 224,802

  Includes premium of $977 and $1,109, less prepaid interest of $1,854 and $2,098 as of June 28, 2003, and December 28, 2002, respectively.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6. Segment Reporting

The Company has four operating units that are aggregated into two reportable segments: Fence and Concrete Construction Products. The Fence segment has two operating units that offer similar products and services. The Concrete Construction Products segment has two operating units that offer complimentary products and services within the concrete construction industry.

Summarized financial information concerning the reportable segments is shown in the following table. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

	Three Months Ended June 28, 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 79,061	$ 56,055	$ -	$ 135,116
Earnings before interest and income taxes	1,440	3,435	-	4,875
Interest expense	-	-	6,757	6,757
Earnings (loss) before income taxes	1,440	3,435	(6,757)	(1,882)
Income tax expense	-	-	467	467
Net income (loss)	1,440	3,435	(7,224)	(2,349)
Capital expenditures	528	1,540	181	2,249
Depreciation and amortization	978	1,917	-	2,895

	Three Months Ended June 29, 2002
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 87,132	$ 61,547	$ -	$ 148,679
Earnings before interest and income taxes	7,558	7,162	-	14,720
Interest expense	-	-	6,334	6,334
Earnings (loss) before income taxes	7,558	7,162	(6,334)	8,386
Income tax expense	-	-	3,216	3,216
Net income (loss)	7,558	7,162	(9,550)	5,170
Capital expenditures	457	637	34	1,128
Depreciation and amortization	1,075	1,930	-	3,005

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6. Segment Reporting (continued)

	Six Months Ended June 28, 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 131,710	$ 100,897	$ -	$ 232,607
Earnings before interest and income taxes	682	3,954	-	4,636
Interest expense			13,624	13,624
Earnings (loss) before income taxes	682	3,954	(13,624)	(8,988)
Income tax benefit			(2,873)	(2,873)
Net income (loss)	682	3,954	(10,751)	(6,115)
Segment assets (1)	127,123	165,694	41,317	334,134
Capital expenditures	993	3,144	225	4,362
Depreciation and amortization	1,962	3,942	-	5,904

	Six Months Ended June 29, 2002
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 150,275	$ 114,314	$ -	$ 264,589
Earnings before interest and income taxes	10,158	11,187	-	21,345
Interest expense	-	-	12,674	12,674
Earnings (loss) before income taxes	10,158	11,187	(12,674)	8,671
Income tax expense	-	-	3,325	3,325
Net income (loss)	10,158	11,187	(15,999)	5,346
Segment assets (1)	135,732	157,462	12,678	305,872
Capital expenditures	1,009	1,094	56	2,159
Depreciation and amortization	2,146	3,713	-	5,859

(1) Segment assets include accounts receivable, inventory, goodwill and property, plant and equipment. Corporate assets include all other components of total consolidated assets

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7. Fixed Asset Impairments and Restructuring Charges

Beginning in early fiscal 2002, management began the process of evaluating the Company's existing network of manufacturing plants and distribution locations, and re-engineering business processes within facilities. The initiative's primary focus is the more effective utilization of assets and reduction of excess capacity through consolidation and rationalization.

In connection with this initiative, management approved a restructuring plan that commenced during the fourth quarter of 2002. Management's plan included the closure of three manufacturing facilities (located in Baltimore, Maryland, Oregon, Ohio and Bartonville, Illinois), the shutdown of a production line at two different plants, and the closure of two distribution facilities. In connection with these activities, the Company recorded $0.8 million for severance payments associated with the termination of 149 employees, and $2.4 million related to other employee benefit costs and certain facility related costs, including remaining non-cancelable lease obligations, in third and fourth quarters of 2002.

An analysis of the payments associated with the restructuring expense provision as of June 28, 2003 is as follows (In thousands):

	Severance and Other Employee Related Costs	Facility Costs	Total
Balance at December 30, 2002	$ 915	$ 1,925	$ 2,840
Payments	(884)	(908)	(1,792)
Balance at June 28, 2003	$ 31	$ 1,017	$ 1,048

In conjunction with the facility closures, the Company recorded an impairment of fixed assets expense of $3.8 million in fiscal year 2002 for certain assets which have no future benefit to the Company. Additionally, certain assets were reclassified as "held-for-sale". Assets held for sale at June 28, 2003 are comprised of land and buildings (Baltimore, Maryland and Oregon, Ohio), and certain production equipment. These assets, totaling approximately $5.6 million, are included in deferred charges and other assets. These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded.

8. Commitments and Contingencies

At June 28, 2003, the Company was unconditionally obliged to purchase inventory amounting to $5.0 million. This obligation will be recorded by the Company upon the transfer of title.

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

Results of Operations

	Three Months Ended			Six Months Ended
	June 28,		June 29,	June 28,		June 29,
	2003	Change	2002	2003	Change	2002
	(In thousands)
Fence	$ 79,061	$ (8,071)	$ 87,132	$ 131,710	$ (18,565)	$ 150,275
Percentage of net sales	58.5%	-.1%	58.6%	56.6%	-.2%	56.8%
Concrete Construction Products	56,055	(5,492)	61,547	100,897	(13,417)	114,314
Percentage of net sales	41.5%	.1%	41.4%	43.4%	.2%	43.2%
Net sales	135,116	(13,563)	148,679	232,607	(31,982)	264,589

Gross profit	18,819	(7,774)	26,593	32,712	(12,620)	45,332
Selling, general, administrative
and other expenses	13,944	2,071	11,873	28,076	4,089	23,987
Income before interest and	4,875	(9,845)	14,720	4,636	(16,709)	21,345
income taxes

Interest expense	6,757	423	6,334	13,624	950	12,674
Income tax expense (benefit)	467	(2,749)	3,216	(2,873)	(6,198)	3,325
Effective income tax rate	-24.8%		38.3%	32.0%		38.3%
Net income	(2,349)	(7,519)	5,170	(6,115)	(11,461)	5,346

The following table presents, as a percentage of sales, certain selected consolidated financial data for the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(In thousands)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.1%	82.1%	85.9%	82.9%
Gross profit	13.9%	17.9%	14.1%	17.1%
Selling, general, and administrative expense	9.5%	8.0%	11.3%	9.1%
Other expense	0.8%	0.0%	0.8%	0.0%
Earnings before interest and income taxes	3.6%	9.9%	2.0%	8.0%
Interest expense	5.0%	4.3%	5.9%	4.8%
Income (loss) before income taxes	-1.4%	5.6%	-3.9%	3.2%
Provision (benefit) for income taxes	0.3%	2.2%	-1.2%	1.3%
Net income (loss)	-1.7%	3.4%	-2.7%	1.9%

Fiscal quarter ended June 28, 2003 compared to fiscal quarter ended June 29, 2002.

Consolidated net sales declined approximately 9% as compared to 2002 primarily due to reduced market activity resulting from an unstable economic climate, lower infrastructure spending, and wet weather in the Northeast and Mid-Atlantic regions. Competitive pricing pressures in this difficult market also played a factor.

Fence segment

Net sales declined approximately 9% as compared to 2002 due primarily to volume declines reflecting continued weakness in construction markets and general economic uncertainty. A portion of the decline was weather related as rain plagued activity in the Northeast and Mid-Atlantic areas. Competitive pricing pressures also played a role in the net sales decrease.

Concrete Construction Products segment

Net sales declined approximately 9% as compared to 2002 due primarily to the net impact of closing the Baltimore and Toledo area wire mesh plants late in 2002 and the acquisition of SRP's Hazleton, Pennsylvania plant early in fiscal 2003, a net decline of $5.3 million. Most of the closed plants' production related to discontinued galvanized wire products and other de-emphasized commodity type product lines. Only a small portion of these plants' production was transferred to other facilities. Competitive pricing pressures in certain product lines also played a role in the net sales decrease.

Consolidated gross profit declined approximately 29% as compared to 2002 primarily due to lower sales volume and its unfavorable impact on the utilization of manufacturing and distribution capacity, increasing steel rod costs and the pricing pressures associated with the pursuit by all competitors of the market activity that did exist. The gross profit decline includes the impact ($1.9 million) from a change in estimating what portion of raw material purchase price variances, plant performance variances from standard costs for manufactured products, and vendor rebates for purchased products is retained on the balance sheet as part of the quarter end inventory cost.

Fence segment

Gross profit declined approximately 38% on a 9% reduction in sales. A significant portion of the $5.6 million decline was due to the change in accounting estimate relating to manufacturing and purchase price variances, a $2.0 million decrease to fence gross profit in the second quarter of 2003 as compared to what would have been reported if the previous estimation methodology had been employed. Other factors contributing to the decline were the impact of lower sales volumes on the relatively fixed cost nature of the segment's manufacturing plant and distribution facility network, increased steel rod costs, and some reduced pricing.

Concrete Construction Products segment

Gross profit declined approximately 18% on a 9% reduction in sales. The $2.2 million decline is primarily due to the impact of the lower sales volume on the fixed costs associated with the segment's manufacturing facilities and increased steel rod costs. Although some selected price increases occurred, they did not offset raw material cost increases. Therefore, margins suffered. In other selected products, competitive pressures from imports caused some price erosion.

Consolidated selling, general, and administrative expenses increased approximately 9% as compared to 2002.

Fence segment

Selling, general, and administrative expense in the fence segment was approximately $219,000 higher in the second quarter of 2003 as compared to 2002 primarily reflecting efforts to improve marketing, sales, and support capabilities through the introduction of additional product marketing personnel, an expanded sales force to attend to geographic areas previously under represented, and additional accounting and finance support personnel.

Concrete Construction Products segment

Selling, general, and administrative expenses in the Concrete Construction Products segment increased $798,000 due primarily to the change in classification of expenses previously associated with manufacturing facilities that now serve solely as distribution locations. Although expenses in total were reduced by the closure of manufacturing activities in these locations, facilities and other related expenses remained and are no longer included as an element of cost of goods sold. Selling, general and administrative expense increases associated with the newly acquired welded wire mesh facility and other increases to enhance marketing, sales, accounting and financial functions were offset by the impact of closing two wire mesh manufacturing facilities.

Other expense increased approximately $1.1 for the second quarter of 2003 as compared to 2002 due primarily to the continuation of expenses associated with the rationalization of manufacturing facilities begun in late 2002. Approximately $1.0 million of this expense is related to the relocation of equipment. In addition, estimated pension liability costs resulting from a curtailment of the Baltimore, Maryland union pension plan amounted to $0.6 million. A $0.6 million decline in prompt payment discounts from vendors also contributed to the increase as the Company elected to maintain a lower investment in working capital. A decrease in other expenses in 2003 resulted from the $822 thousand gain on sale of the Whittier, California chain link fence manufacturing facility, an additional action taken to reduce the fixed costs of the manufacturing network.

Interest expense increased $0.4 million due primarily to the increase in amounts borrowed under the revolving credit facility to fund the SRP acquisition and the deposits on welding equipment.

Income tax expense of $0.5 million was incurred in the second quarter of 2003 despite a $1.9 million loss before income taxes. This is primarily the result of a revision in the estimated income tax benefit rate for all of fiscal year 2003 computed as of the end of the second quarter. Because of the change in estimated effective annual rate (due primarily to the impact of permanent differences on lower forecasted profitability and the continuation of some state income tax expense), income tax expense needed to be recorded in the second quarter in order to provide the appropriate fiscal year to date income tax benefit.

Fiscal Six Months Ended June 28, 2003 Compared to the Fiscal Six Months Ended June 29, 2002

Consolidated net sales declined approximately 12% as compared to 2002 primarily due to reduced market activity resulting from very bad weather, an uncertain economic climate, depressed commercial construction activity, and the impact of state budget deficits on infrastructure spending. Competitive pricing pressures in this difficult market also played a factor.

Fence segment

Net sales declined approximately 12% as compared to 2002 due primarily to volume declines reflecting continued weakness in construction markets and general economic uncertainty. A portion of the volume decline was weather related particularly during the winter months but extending into the spring as rain plagued activity in the Northeast and Mid-Atlantic areas. Competitive pricing pressures also played a role in the net sales decrease. The severity of the decline was also attributable to unusually favorable weather and strong market demand for fence products in the first quarter of 2002. Fence sales during the first six months of 2002 were near record high levels.

Concrete Construction Products segment

Net sales declined approximately 12% as compared to 2002 due primarily to the impact of closing the Baltimore and Toledo area wire mesh plants late in 2002 (offset by sales associated with the newly acquired Hazleton, Pennsylvania plant), a net decline of $10.3 million. Absent the impact of the closures of the two plants and net of the acquired facility, net sales decreased approximately 3%. The volume impact of severe winter weather and economic uncertainty on concrete construction activity caused most of this decline. Competitive pricing pressures in certain product lines also contributed.

Consolidated gross profit declined approximately 29% as compared to 2002 primarily due to lower sales volume and its unfavorable impact on the utilization of manufacturing and distribution capacity, increasing steel rod costs and the pricing pressures associated with the pursuit by all competitors of the market activity that did exist. The gross profit decline includes the impact ($0.7 million) from a change in accounting estimate relating to the portion of manufacturing and purchase price variances and vendor rebates that remain an element of inventoriable cost versus having an impact on cost of sales.

Fence segment

Gross profit declined approximately 35% on a 12% reduction in sales. Most of the disproportionate decline in gross profit was due to the impact of lower sales volumes on the manufacturing plant and distribution facility network. Increased steel rod costs and some reduced pricing also contributed to gross profit decline. The change in accounting estimate relating to manufacturing and purchase price variances caused a net $0.5 million decrease to fence gross profit in the first six months of 2003 as compared to what would have been reported if the previous estimation methodology had been employed. The full year impact in fiscal 2003 is expected to be minimal.

Concrete Construction Products segment

Gross profit declined approximately 19% on a 12% reduction in sales. Lower volumes and increased steel costs caused most of the disproportionate decline in gross profit. Although some related price increases occurred, they did not offset raw material cost increases. Therefore, margins suffered. Although sales declined $10.3 million because of the closure of two welded wire mesh plants, (offset by sales associated with the newly acquired Hazleton, Pennsylvania plant) net gross profit improved $1.4 million as the negative margin from those two plants that burdened the first half of 2002 did not recur.

Consolidated selling, general, and administrative expenses increased approximately 9% as compared to 2002.

Fence segment

Selling, general, and administrative expense in the fence segment was approximately $0.6 million higher in 2003 as compared to 2002 primarily reflecting efforts to improve marketing, sales, and support capabilities through the introduction of additional product marketing personnel, an expanded sales force to attend to geographic areas previously under represented, and additional accounting and finance support personnel.

Concrete Construction Products segment

Selling, general, and administrative expenses in the Concrete Construction Products segment increased $1.6 million due primarily to the change in classification of expenses previously associated with manufacturing facilities which have been converted into distribution locations. Selling, general and administrative expense increases associated with the newly acquired Hazleton, Pennsylvania wire mesh facility and other increases to enhance marketing, sales, accounting and financial functions were partially offset by decreases from the discontinuance of selling, general, and administrative expenses formerly associated with the closed Baltimore and Toledo area wire mesh manufacturing facilities.

Other expense increased approximately $1.9 in 2003 as compared to 2002 due primarily to the continuation of expenses associated with the rationalization of manufacturing facilities begun in late 2002. Moving and relocation of equipment costs were approximately $1.6 and estimated curtailment costs for the Baltimore, Maryland union pension plan was approximately $1.4 million. A decline in prompt payment discounts from vendors contributed $0.5 million to the unfavorable change as the Company elected to maintain a lower investment in working capital. Partially offsetting these costs was a gain on the sale of the Whittier, California manufacturing facility of $0.8 million.

Interest expense increased $1.0 million due primarily to the increase in amounts borrowed under the revolving credit facility to fund the SRP acquisition and deposits on welding equipment.

Income tax expense of $3.3 million in the second half of 2002 compares to an income tax benefit of $2.9 million in the first half of 2003 due primarily to the change from income before tax of $8.7 million in 2002 to a $9.0 million loss before income tax in the first half of 2003. The effective tax benefit rate of 32.0% in the first half of 2003 was lower than the effective tax expense rate of 38.3% in the first half of 2002 due primarily to the impact of permanent differences on lower forecasted profitability and the continuation of some state income tax expense.

Liquidity and Sources of Capital

Cash Flows. For the six months ended June 28, 2003, operating activities used net cash of $10.9 million, an increase of $2.2 million as compared to the first six months of 2002. The incurrence of a net loss of $6.1 million versus net income of $5.3 million in 2002 was the primary contributor to the decline in operating cash flow. A significant offset to the impact of lower profitability was the impact on cash flows from an increase in accounts payable and accrued liabilities, primarily as the result of taking fewer prompt payment discounts. At June 28, 2003, accounts payable and accrued liabilities had increased $10.3 million as compared to the balances at the end of fiscal year 2002. For the similar period in fiscal 2002, the balances in these accounts had decreased $4.8 million. Cash used in investing activities increased approximately $28.7 million. The acquisition of SRP represented $23.7 million of this increase. Capital expenditures and deposits relating to new equipment accounted for most of the remaining increase. The factors noted above resulted in higher borrowings under the revolving credit facility in 2003 as compared to 2002.

MMI currently has under its $115 million revolving credit facility, a computed borrowing base of approximately $99 million. Approximately $8 million of the borrowing base is utilized by outstanding letters of credit which support workers' compensation programs. Availability under this facility averaged $32.7 million during the July accounting period. Favorably impacting availability in July was the receipt of $2.2 million (net of all related costs) from the sale of the Whittier, California fence plant and approximately $7 million of lease financing (out of a total of $9 million), which reimbursed MMI for deposits it had made on welding and related support equipment placed into service in St. Joseph, Missouri, and Jacksonville, Florida. Even at the profitability levels reported by the company in recent quarters, adequate liquidity has been maintained as the credit line under the revolving credit facility has been increased and as capital lease financing has been obtained for important investments in machinery and equipment. The reported results have, however, resulted in the company not meeting a covenant in the debt agreements. The process of amending the revolving credit facility as of May 8, 2003, included a waiver by the lenders of the fixed charge coverage ratio covenant test for the period ended March 29, 2003. The amended facility modified the test to a lower ratio for the period ending June 28, 2003. On August 18, 2003 the credit facility was further amended. Major elements of the amendment included a waiver of the fixed charge coverage ratio for the second quarter of 2003 and modification of the required ratio computation for the subsequent quarters through the first quarter of 2004. Although we can provide no assurance as to whether future covenant tests will be met, we expect that operational cash flows, giving effect to cash flows related to capital expenditures and income taxes, will be sufficient in relation to the defined fixed charges to achieve the ratios required by this amendment to the credit facility agreement.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will optimize our distribution network, complement or extend our existing product lines or otherwise increase our market share. It is possible, depending on our future operating cash flows and the size of potential acquisitions, we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions.

We have paid dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests (based on MMI's profitability and liquidity) included in both our senior subordinated note indenture and revolving credit facility loan agreement. Such restrictions effectively minimize the payment of dividends in the near term as the impacts of recent unprofitable results will have to be recouped. MMHC's balance of its subordinated credit facility was $55.3 million at June 28, 2003. Interest on this facility is payable semi-annually in cash or in kind at the option of MMHC. The loan matures on September 30, 2007.

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

Forward Looking Information

Statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of the Company's business; national and regional economic conditions in the U.S.; seasonality of the Company's operations; levels of construction spending in major markets; supply/demand structure of the industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; and other Factors disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of this date and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $115.0 million revolving credit facility and our senior subordinated notes. As required by the August 18, 2003 amendment to the credit facility, borrowings bear interest, at our option, at either the bank's base rate plus an adjustable margin, which ranges from 0.00% to 0.50% or Eurodollar rate plus an adjustable margin, which ranges from 1.25% to 3.25%. The maximum adjustable margins of 0.50% and 3.25% reduce to 0.25% and 2.75% once a fixed charge ratio covenant of 1.10 (utilizing trailing twelve months performance data) is achieved. Both adjustable margins are based on our previous 12 month adjusted earnings from operations once the fixed change coverage ratio coverage of 1.10 (utilizing trailing twelve months performance data) is achieved. For the six months ended June 28, 2003, the average daily balance outstanding under our credit facility was $56.4 million. Interest rate protection in the form of a "floating to fixed" rate hedging agreement for a minimum portion of the principal balance outstanding is also required under the amended revolving credit facility. Such a hedging agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that will be applied to $15 million of the principal balance outstanding over the three year period beginning December 12, 2003. In 2003, absent any additional business acquisitions, we expect the average balance of this facility will be approximately $57 million. Based on this balance, a one percent change in the interest rate would cause a change in interest expense of approximately $0.6 million. A one percent change in the interest rate for the first six months ended June 28, 2003 would have caused a change in interest expense of approximately $0.3 million.

We have exposure to price fluctuations associated with steel rod, our primary raw material. We negotiate purchase commitments from one to nine months in advance to limit our exposure to price fluctuations and ensure availability of the materials. Purchases from foreign sources are denominated in U.S. dollars. Our ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Most steel rod imports were subject to a three-year, tariff-rate quota that commenced in March 2000 and expired on February 28, 2003. In addition, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to a high tariff which will prohibit them from shipping steel rod into the United States for the next few years. Because steel rod comprises a substantial portion of our cost of goods sold (approximately 22% in fiscal 2002), any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations. Steel rod costs in 2003 have been and are expected to continue to be higher than the costs incurred in 2002. For the six months ended June 28, 2003, steel rod costs included in cost of goods sold increased over 5%. Steel rod prices may increase further by the end of the year as domestic mills have increased their prices and have recently announced another round of increases. Although we have historically been able to pass along most increases in steel rod prices to our customers, competitive pressures may prevent us from doing so in the future. A significant decrease in our volume of raw material purchases could also result in us being unable to secure volume purchase discounts we have received in the past. This could reduce cash flows from operations and impact future levels of profitability.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports filed with the SEC as of June 28, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 28, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits.

	Exhibit Number	Description
10.1

Third Amendment to Second Amended and Restated Loan and

Security Agreement dated as of August 18, 2003 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Credit Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT").

	31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
B.	Reports on Form 8-K	A Form 8-K was filed with the Commission on May 12, 2003 reporting First Quarter 2003 Results and Expansion of Revolving Credit Facility
A Form 8-K was filed with the Commission on June 17, 2003 reporting Regulation FD disclosure on the Bear Stearns Credit Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: August 18, 2003	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)