Form 10-Q
period 2003-09-27
MMI PRODUCTS INC
filed 2003-11-12
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 11, 2003, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

PART I.	Financial Information	Page Number

Item 1.	Consolidated Financial Statements and Notes.	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	Page 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 24

Item 4.	Disclosure Controls and Procedures.	Page 25

PART II.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K.	Page 26

MMI PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	September 27, 2003 (Unaudited)	December 28, 2002 (Note 1)
Current assets:
Cash and cash equivalents	$ 4,522	$ 3,198
Accounts receivable, net of allowance for doubtful accounts of $1,552 and $1,450, respectively	81,144	58,004
Inventories	82,245	77,095
Deferred income taxes	4,044	4,606
Income tax receivable	5,529	3,405
Prepaid expenses and other current assets	2,417	1,100
Total current assets	179,901	147,408
Property, plant and equipment, net	79,812	66,296
Goodwill	61,216	49,678
Deferred charges and other assets	12,081	17,104
Total assets	$ 333,010	$ 280,486

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 47,516	$ 30,467
Accrued liabilities	12,871	17,857
Accrued interest	10,801	4,860
Due to MMHC	6,160	5,084
Current maturities of long-term obligations	2,336	1,422
Total current liabilities	79,684	59,690
Long-term obligations	263,771	224,802
Deferred income taxes	12,033	12,888
Other long-term liabilities	775	1,784

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive loss, net of tax of $302 and $696, respectively	(473)	(1,088)
Retained deficit	(38,482)	(33,292)
Total stockholder's deficit	(23,253)	(18,678)
Total liabilities and stockholder's deficit	$ 333,010	$ 280,486

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$ 139,814	$ 132,656	$ 372,421	$ 397,245
Cost of sales	118,458	112,227	318,353	331,484
Gross profit	21,356	20,429	54,068	65,761
Selling, general and administrative expenses	12,113	12,121	38,376	36,149
Impairment of fixed assets	-	3,763	-	3,763
Restructuring expenses	-	1,633	-	1,633
Other expense, net	1,021	437	2,834	396
Income before interest and income taxes	8,222	2,475	12,858	23,820
Interest expense	7,080	6,351	20,704	19,025
Income (loss) before income taxes	1,142	(3,876)	(7,846)	4,795
Provision (benefit) for income taxes	217	(1,420)	(2,656)	1,905
Net income (loss)	$ 925	$ (2,456)	$ (5,190)	$ 2,890

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2003	September 28, 2002

Net (loss) income	$ (5,190)	$ 2,890
Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	8,922	8,798
Deferred income taxes	2,314	(2,694)
Impairment of fixed assets	-	3,763
Restructuring expenses	-	1,633
Other	679	2,858
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(23,711)	(10,328)
Increase in inventories	(1,907)	(11,010)
Increase (decrease) in accounts payable and accrued liabilities	17,570	(4,798)
Decrease in current income taxes	(2,124)	(680)
(Increase) decrease in other operating assets, net of liabilities	(1,438)	2,732
Due to MMHC	1,076	2,003
Other	411	738
Net cash used in operating activities	(3,398)	(4,095)
Investing activities:
Capital expenditures	(5,768)	(5,375)
Financing of deposits on new equipment	5,666	-
Acquisitions, net of cash acquired	(23,666)	-
Proceeds from sale of PP&E	2,433	-
Other	(115)	1
Net cash used in investing activities	(21,450)	(5,374)
Financing activities:
Proceeds from revolving credit facility, net	28,418	20,876
Debt costs	(940)	(314)
Payment of capital leases	(1,306)	(1,544)
Prepayment of interest	-	(2,496)
Dividends paid to MMHC	-	(5,516)
Net cash provided by financing activities	26,172	11,006
Net change in cash and cash equivalents	1,324	1,537
Cash and cash equivalents, beginning of period	3,198	2,767
Cash and cash equivalents, end of period	$ 4,522	$ 4,304

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries, Ivy Steel & Wire, Inc., MMI Management, Inc., and partnership interests in MMI Management Services L.P. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of products used in the commercial, infrastructure and residential construction industries within the United States. Many of the manufactured products in each of the Company's product lines are produced primarily from the same raw material, steel rod. The Company's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 28, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of September 27, 2003 and the results of its operations and its cash flows for the three and nine month respective periods ended September 27, 2003 and September 28, 2002. Operating results for the fiscal three month and fiscal nine month periods ended September 27, 2003, are not necessarily indicative of results that may be expected for the fiscal year ending January 3, 2004.

Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities-An Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first quarter or interim period beginning after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company is currently analyzing the impact this interpretation will have on its consolidated results of operations and its financial position, with respect to entities acquired before February 1, 2003.

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

The following represents the payment and liability components of the total purchase price of the net assets acquired:

(In thousands)
Payment for SRP common stock	$ 14,285
Payment of bank related debt	9,368
Acquisition costs	318
Cash payments	23,971
Present value of contracted installment payments	3,600
Purchase price	$ 27,571

The following represents the Company's current allocation of the purchase price:

(In thousands)
Operating working capital	$ 4,264
Property, plant and equipment	9,113
Deferred income tax asset, net	2,606
Goodwill	11,588
Net operating assets acquired	$ 27,571

MI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

3. Change in Accounting Estimate

During first quarter 2003, the Company changed its estimate of the amount of manufacturing and purchase price variances and vendor rebates that are included in the cost of inventory. For the three months and nine months ended September 27, 2003, cost of sales is $0.6 million and $1.3 million more than the amount that would have resulted in applying the previous estimation approach, respectively. The Company records the purchase of certain raw materials and the manufacture of certain finished goods utilizing a standard cost. Although such standard costs are periodically reviewed for reasonableness and adjusted to more closely reflect actual costs if necessary, variances from standards, both favorable and unfavorable, are generated. In addition, purchases of certain raw materials and finished products are subject to rebate arrangements with the suppliers. Thus, the invoice cost of a particular inventory item may ultimately be reduced by a rebate. In order to present inventory and related costs of goods sold in the Company's consolidated financial statements at the lower of cost or market, the Company utilized a systematic method of allocating rebates and variances whereby the estimated amounts expected for the full fiscal year were allocated to interim inventory balances and cost of goods sold based on expected full year inventory turnover statistics. Management believed this method resulted in a materially accurate allocation of actual costs between inventory and costs of goods sold as historical rebates and variances were relatively predictable, stable and low in magnitude. During 2002, a centralized purchasing department was formed. That new organization improved the benefits under existing vendor rebate programs and expanded the number of such programs. The increased significance of these amounts and increased fluctuations in the cost of certain raw materials such as steel rod, prompted management to review the allocation method utilized to determine interim inventory balances and costs of goods sold. Based on the expected impact of the increased rebate programs and the significant raw material cost fluctuations, management determined the level of rebates and variances generated might no longer be as stable and predictable as they had been in the past and felt it was more appropriate to change its estimate of allocating these items to include the actual rebates and variances generated (i.e., not the estimated amounts for the full fiscal year) during the respective interim periods and allocate such items based on the interim inventory turn statistics. For the full fiscal year, this change in estimation of rebate and variance allocation is not expected to have a material impact on the Company's financial position or results of operations. In future quarters, the change in estimate is expected to generate cost of goods sold balances that are both higher and lower than the previous approach would have generated depending upon the particular quarter's favorable or unfavorable variances and their magnitude.

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

The revolving credit facility was further amended on August 18, 2003. Borrowings under the credit facility now bear interest, at the Company's option, at either (i) a base rate (as announced from time to time by Fleet National Bank) plus an adjustable margin from zero to 0.50% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.25% to 3.25%. The adjustable margin relating to both the base rate and the Eurodollar base rate is based first on whether the Company has achieved a 1.10 fixed charge coverage ratio on a trailing twelve month basis, and then on a ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization). The adjustable margins are currently at their maximum. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required. Such a swap agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that will be applied to $15 million of the principal balance outstanding over the three year period beginning December 12, 2003.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, limitations on incurrence of indebtedness, imposition of liens on assets, capital expenditures, mergers and consolidations, disposition of assets, payment of dividends and other distributions, repayment or repurchase of subordinated indebtedness prior to maturity. The annual rent expense limitation is $20.0 million and the allowable capital lease obligation limit is $17 million. Bank approval is required for certain business acquisitions. The August 18, 2003 amendment included a modification of the required ratio for the three fiscal quarters through April 3, 2004. Although we can provide no assurance as to whether future covenant tests will be met, we expect that operational cash flows, giving effect to cash flows related to capital expenditures and income taxes, will be sufficient in relation to the defined fixed charges to achieve the ratios required by this amendment to the credit facility agreement.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Items

Inventories consist of the following:

	September 27, 2003	December 28, 2002
	(Unaudited)
	(In thousands)
Raw materials	$ 18,417	$ 21,480
Work-in-process	1,011	235
Finished goods	62,817	55,380
	$ 82,245	$ 77,095

Property, plant, and equipment consist of the following:

	September 27, 2003	December 28, 2002
	(Unaudited)
	(In thousands)
Land	$ 4,322	$ 4,915
Buildings and improvements	32,053	25,239
Machinery and equipment	103,065	89,814
Rental equipment	4,225	4,225
Less accumulated depreciation	63,853	57,897
Total property, plant, and equipment, net	$ 79,812	$ 66,296

Deferred charges and other intangible assets consist of the following:

	September 27, 2003	December 28, 2002
	(Unaudited)
	(In thousands)
Deferred charges	$ 4,636	$ 4,554
Deposits on machinery and equipment	-	5,666
Assets held for sale	5,787	5,112
Intangible assets, net of accumulated amortization of $2,462 and $2,104	687	920
Other long-term assets	971	852
Total deferred charges and other assets, net	$ 12,081	$ 17,104

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Items (continued)

Long-term debt, including capital lease obligations, consists of the following:

	September 27, 2003 (Unaudited)	December 28, 2002
	(In thousands)
Revolving credit facility	$ 52,606	$ 24,189
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	187,879	187,711
13% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Notes payable	3,600	-
Capital lease obligations	10,722	3,024
	266,107	226,224
Less current maturities	2,336	1,422
Long-term obligations	$ 263,771	$ 224,802

  Includes premium of $911 and $1,109, less prepaid interest of $1,732 and $2,098 as of September 27, 2003, and December 28, 2002, respectively.

MI PRODUCTS, INC.

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

	Three Months Ended September 27, 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 81,701	$ 58,113	$ -	$ 139,814
Income before interest and income taxes	4,100	4,122	-	8,222
Interest expense	-	-	7,080	7,080
Income (loss) before income taxes	4,100	4,122	(7,080)	1,142
Income tax expense	-	-	217	217
Net income (loss)	4,100	4,122	(7,297)	925
Capital expenditures	430	715	261	1,406
Depreciation and amortization	937	2,081	-	3,018

	Three Months Ended September 28, 2002
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 77,618	$ 55,038	$ -	$ 132,656
Impairment of fixed assets	839	2,924	-	3,763
Restructuring expenses	435	1,198	-	1,633
Income before interest and income taxes	2,065	410	-	2,475
Interest expense	-	-	6,351	6,351
Income (loss) before income taxes	2,065	410	(6,351)	(3,876)
Income tax benefit	-	-	(1,420)	(1,420)
Net income (loss)	2,065	410	(4,931)	(2,456)
Capital expenditures	326	2,828	62	3,216
Depreciation and amortization	1,060	1,879	-	2,939

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6. Segment Reporting (continued)

	Nine Months Ended September 27, 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 213,411	$ 159,010	$ -	$ 372,421
Income before interest and income taxes	4,782	8,076	-	12,858
Interest expense	-	-	20,704	20,704
Income (loss) before income taxes	4,782	8,076	(20,704)	(7,846)
Income tax benefit	-	-	(2,656)	(2,656)
Net income (loss)	4,782	8,076	(18,048)	(5,190)
Segment assets (1)	131,801	171,791	29,418	333,010
Capital expenditures	1,423	3,859	486	5,768
Depreciation and amortization	2,899	6,023	-	8,922

	Nine Months Ended September 28, 2002
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
External sales	$ 227,893	$ 169,352	$ -	$ 397,245
Impairment of fixed assets	839	2,924	-	3,763
Restructuring expenses	435	1,198	-	1,633
Income before interest and income taxes	12,223	11,597	-	23,820
Interest expense	-	-	19,025	19,025
Income (loss) before income taxes	12,223	11,597	(19,025)	4,795
Income tax expense	-	-	1,905	1,905
Net income (loss)	12,223	11,597	(20,930)	2,890
Segment assets (1)	132,794	151,003	15,979	299,776
Capital expenditures	1,335	3,922	118	5,375
Depreciation and amortization	3,206	5,592	-	8,798

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

An analysis of the payments associated with the restructuring expense provision recorded in fiscal year 2002 is as follows (In thousands):

	Severance and Other Employee Related Costs	Facility Costs	Total
Accrual at December 30, 2002	$ 915	$ 1,925	$ 2,840
Payments during 2003	(836)	(1,289)	(2,125)
Accrual at September 27, 2003	$ 79	$ 636	$ 715

In conjunction with the facility closures, the Company recorded an impairment of fixed assets of $3.8 million in fiscal year 2002 for certain assets which have no future benefit to the Company. Additionally, certain assets were reclassified as "held-for-sale". Assets held for sale at September 27, 2003 are comprised of land and buildings (Baltimore, Maryland and Oregon, Ohio), and certain production equipment. These assets, totaling approximately $5.1 million, are included in deferred charges and other assets. These assets are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded.

During 2003, additional efforts have occurred to utilize assets more effectively and reduce excess capacity through consolidation and rationalization. The costs associated with such efforts have been expensed as incurred. These costs do not meet the requirements of SFAS 146 for treatment as restructuring charges. Other expense includes $3.1 million (net of a $0.8 million gain on the sale of the Whittier, California plant) and $0.9 million of such costs for the nine months and three months ended September 27, 2003, respectively.

MMI PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

8. Commitments and Contingencies

At September 27, 2003, the Company was unconditionally obliged to purchase inventory amounting to $7.0 million. This obligation will be recorded by the Company upon the transfer of title.

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

We reserve for damaged and slow moving inventory based on specific identification. The amount reserved is the recorded cost of the inventory minus its estimated realizable value. Manufacturing and purchase price variances remain an element of inventoriable cost until the inventory is deemed to be sold based on inventory turnover rates. See Note 3 to the Consolidated Financial Statements for discussion of the related 2003 change in estimate.

We accrue estimated liabilities for workers compensation expense and claims incurred but not reported for our self-insured health care program. These accruals are based on current and historical trends. A change in the trends could require a material change in our estimate for this accrued liability.

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

Results of Operations

	Three Months Ended			Nine Months Ended
	September 27, 2003	Change	September 28, 2002	September 27, 2003	Change	September 28, 2002
	(In thousands)
Fence	$ 81,701	$ 4,083	$ 77,618	$ 213,411	$(14,482)	$ 227,893
Percentage of net sales	58.4%	-0.1%	58.5%	57.3%	-0.1%	57.4%
Concrete Construction Products	$ 58,113	$ 3,075	$ 55,038	$ 159,010	$(10,342)	$ 169,352
Percentage of net sales	41.6%	0.1%	41.5%	42.7%	0.1%	42.6%
Net Sales	$ 139,814	$ 7,158	$ 132,656	$ 372,421	$(24,824)	$ 397,245
Gross Profit	$ 21,356	$ 927	$ 20,429	$ 54,068	$(11,693)	$ 65,761
Selling, general, and
administrative	$ 12,113	$ (8)	$ 12,121	$ 38,376	$ 2,227	$ 36,149
Impairment charges	-	$(3,763)	$ 3,763	-	$ (3,763)	$ 3,763
Restructuring charges	-	$(1,633)	$ 1,633	-	$ (1,633)	$ 1,633
Other expense, net	$ 1,021	$ 584	$ 437	$ 2,834	$ 2,438	$ 396
Income before interest and
income taxes	$ 8,222	$ 5,747	$ 2,475	$ 12,858	$(10,962)	$ 23,820
Interest expense	$ 7,080	$ 729	$ 6,351	$ 20,704	$ 1,679	$ 19,025
Income tax expense (benefit)	$ 217	$ 1,637	$ (1,420)	$ (2,656)	$ (4,561)	$ 1,905
Effective income tax rate	19.0%		36.6%	33.9%		39.7%
Net income (loss)	$ 925	$ 3,381	$ (2,456)	$ (5,190)	$ (8,080)	$ 2,890

The following table presents, as a percentage of sales, certain selected consolidated financial data for the Company for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(In thousands)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.7%	84.6%	85.5%	83.4%
Gross profit	15.3%	15.4%	14.5%	16.6%
Selling, general, and
administrative expense	8.7%	9.1%	10.3%	9.1%
Impairment charges	-	2.8%	-	0.9%
Restructuring charges	-	1.2%	-	0.4%
Other expense, net	0.7%	0.3%	0.8%	0.1%
Income before interest
and income taxes	5.9%	2.0%	3.4%	6.1%
Interest expense	5.1%	4.8%	5.6%	4.8%
Income (loss) before income taxes	0.8%	-2.8%	-2.2%	1.3%
Provision (benefit) for income taxes	0.2%	-1.1%	-0.7%	0.5%
Net income (loss)	0.6%	-1.7%	-1.5%	0.8%

Fiscal quarter ended compared to fiscal quarter ended September 28, 2002.

Consolidated net sales increased 5% as compared to 2002.

Fence segment

Net sales increased $4.1 million or 5% over 2002. The segment benefited from a catch up in activity related to the very poor weather in the first half of 2003 and the results of initiatives to improve our market positions in certain key product lines.

Concrete Construction Products segment

Net sales increased $3.1 million or almost 6% over 2002. In the welded wire mesh product line, tonnage produced and sold increased during the quarter even though the segment operated with a net reduction of one plant due to the closure of two plants and the acquisition of one facility. Key contributors to the increase have been sales of new products that are now manufactured on new welding equipment put into service in Jacksonville, Florida and St. Joseph, Missouri and other efforts to improve market share. Pricing has been impacted by the dynamics of the business and competitors' efforts to offset steel price increases through gains in volume. Revenues were slightly higher for concrete accessories products during the quarter, with some price softness being offset by volume gains in certain product lines, and the initial benefits obtained from new product introductions and from geographic expansion initiatives as distribution facilities were added in New England and in the Pacific Northwest.

Consolidated gross profit increased approximately 5% as compared to 2002 primarily due to higher sales volume. MMI achieved the same gross margin of approximately 15% in 2003 as was achieved in 2002, despite an adverse cost/price environment. Competitive forces kept prices to customers flat or down in relation to the third quarter of 2002, while steel rod costs, on average, increased approximately 7% in the quarters being compared. Steel rod costs could continue to increase during the fourth quarter of 2003. Sales price increases are planned and in some cases have already been announced in both segments in an effort to offset the impact of steel rod cost increases. Most of these potential benefits are not expected until the first quarter of 2004. Positive factors in achieving a 15% gross margin were increased sales volumes and the benefits resulting from initiatives to reduce fixed costs, to improve production efficiencies, and to better coordinate purchasing practices and programs.

Fence segment

Gross profit increased 9% in 2003 as compared to 2002. In both the third quarter of 2003 and 2002, gross margin was approximately 14%, despite the cost/price squeeze discussed above. The quarter's gross profit was negatively impacted by a collective $1.6 million due to the impact of an accounting estimation change relating to costing quarter-end inventory balances; some steel rod quality issues resulting in significant rework inefficiencies and sales of some product as "seconds"; down time relating to unusual galvanizing tank failures; and a transition from capital lease financing to operating lease financing for delivery trucks. Under the capital lease financing previously used, only depreciation of the asset affected gross profit, as a portion of the lease payment was treated as interest expense. Under the new operating leases, the entire lease payment (including the portion attributable to interest) is accounted for as rent expense that, in its entirety, affects the computation of gross profit. Positive factors in achieving a 14% gross margin were the more effective utilization of capacity due to plant rationalization initiatives, improved production efficiencies, more effective procurement of purchased products and a reduction in the accrual for discretionary pension plan expense.

Concrete Construction Products segment

Gross profit was comparable in both the third quarter of 2003 and 2002 at approximately $9.7 million, despite the sales increase. The reduction in gross margin is due primarily to the continued cost/price squeeze related to the higher cost of steel rod and some softening of prices. Gross profit lost from those factors was basically offset by the closure of the Baltimore and Toledo welded wire mesh plants, and the more effective utilization of the capacity at the remaining operating facilities.

Consolidated selling, general, and administrative expenses did not change significantly as compared to 2002.

Fence segment

Selling, general, and administrative expense in the fence segment was approximately $241,000 lower in the third quarter of 2003 as compared to 2002 primarily reflecting lower bonus compensation and a reduction in the accrual for discretionary pension plan expense.

Concrete Construction Products segment

Selling, general, and administrative expenses in the Concrete Construction Products segment increased $248,000 due primarily to the change in classification of expenses previously associated with manufacturing facilities that now serve solely as distribution locations. Although expenses in total were reduced by the closure of manufacturing activities in these locations, facilities and other related expenses remained and are no longer included as an element of cost of goods sold. Selling, general and administrative expense increases associated with the newly acquired welded wire mesh facility and other increases to enhance marketing, sales, accounting and financial functions were offset by the impact of closing two wire mesh manufacturing facilities and a reduction in the accrual for discretionary pension plan expense.

Impairment and Restructuring charges. During the three months ended September 28, 2002, MMI recorded restructuring and impairment charges totaling $5.4 million (pre-tax). The charge is the direct result of management's plan to rationalize existing operations, and where applicable, to reduce fixed costs and to improve operational efficiencies. The charges include restructuring costs of $1.6 million of which $1.2 million were attributable to the Concrete Construction Products segment (primarily related to the shutdown of the Baltimore, Maryland and Toledo, Ohio facilities) with the remaining $0.4 million being attributable to the Fence segment. Restructuring charges include non-cancelable lease payments, and various other costs associated with ceasing operations at a location. The charges also included fixed asset impairments of $3.8 million, of which $2.9 million is related to the Concrete Construction Products segment and $0.9 million to the Fence segment. Due to plant closures and realignments, estimated future cash flows related to these fixed assets indicated that an impairment of the recorded book value had occurred.

Other expense increased approximately $584,000 for the third quarter of 2003 as compared to 2002 due primarily to the continuation of expenses associated with the rationalization of manufacturing facilities begun in late 2002. A $0.3 million decline in prompt payment discounts from vendors also contributed to the increase as the Company elected to maintain a lower investment in working capital.

Interest expense increased $0.7 million due primarily to the increase in amounts borrowed under the revolving credit facility to fund the SRP acquisition and an increase in capital leases for new welding equipment.

Income tax expense was $1.6 million higher in 2003 as compared to 2002 primarily due to the $5.0 million increase in earnings before taxes. The effective tax rate declined due to a change in estimate for the full year effective rate.

Fiscal Nine Months Ended Compared to the Fiscal Nine Months Ended September 28, 2002.

Consolidated net sales declined approximately 6% as compared to 2002 primarily due to reduced market activity resulting from very bad weather in the first half of 2003, an uncertain economic climate, and lower commercial and infrastructure construction activity, partially offset by the positive sales impact of the third quarter of 2003. Competitive pricing pressures in this difficult market also impacted sales.

Fence segment

Net sales declined approximately 6% as compared to 2002 due primarily to volume declines reflecting continued weakness in construction markets and general economic uncertainty in the fist six months of 2003. A portion of this volume decline was weather related, reflecting a particularly severe winter period and a spring that was unusually rainy in both the Northeast and mid-Atlantic market regions. Stronger third quarter 2003 sales offset some of the negative impacts from the first half of the year. Competitive pricing pressures also contributed to the net sales decrease. The severity of the decline in the first half of 2003 was also attributable to unusually favorable weather and strong market demand for fence products in the first quarter of 2002. Fence sales during the first six months of 2002 were near record high levels.

Concrete Construction Products segment

Net sales declined approximately 6% as compared to 2002 due primarily to the impact of closing the Baltimore and Toledo area wire mesh plants late in 2002 (offset by sales associated with the newly acquired Hazleton, Pennsylvania plant), a net decline of $11.5 million. Absent the impact of the closures of the two plants and net of the acquired facility, net sales increased $1.1 million. The negative volume impact associated with the severe winter weather and the economic uncertainty caused the majority of the decline in the first half of 2003. At the same time, sales of new products that are now manufactured on new welding equipment put into service in Jacksonville, Florida and St. Joseph, Missouri and other efforts to improve market share helped to partially offset these unfavorable influences. Competitive pricing pressures in certain product lines also contributed to the sales decline.

Consolidated gross profit declined approximately 18% as compared to 2002 primarily due to a number of factors including: lower sales volume and its unfavorable impact on the utilization of manufacturing and distribution capacity; increased steel rod costs; and competitive pricing pressures. The gross profit decline includes the impact ($1.3 million) of a change in accounting estimate relating to the portion of manufacturing and purchase price variances and vendor rebates that remain an element of inventoriable cost in lieu of impacting cost of sales.

Fence segment

Gross profit declined approximately 22% on a 6% reduction in sales. Most of the disproportionate decline in gross profit was due to the impact of lower sales volumes and the resultant related inefficiencies on the existing manufacturing plant and distribution facility network. Increased steel rod costs and some reduced pricing also contributed to gross profit decline. The change in accounting estimate relating to manufacturing and purchase price variances caused a net $0.9 million decrease to fence gross profit in the first nine months of 2003 as compared to what would have been reported if the previous estimation methodology had been employed.

Concrete Construction Products segment

Gross profit declined approximately 13% on a 6% reduction in sales. Lower volumes and increased steel costs caused most of the disproportionate decline in gross profit. Although some related price increases occurred, they did not offset raw material cost increases. As a result, margins declined during the period. The closure of two welded wire mesh plants and the acquisition of the Hazleton, Pennsylvania plant caused sales to decline by a net $11.5 million. Gross profit improved by a net $2.4 million due to the improved manufacturing cost profile associated with the restructured plant network.

Consolidated selling, general, and administrative expenses increased approximately 6% as compared to 2002.

Fence segment

Selling, general, and administrative expense in the fence segment was approximately $0.4 million higher in 2003 as compared to 2002 primarily reflecting efforts to improve marketing, sales, and support capabilities through the introduction of additional product marketing personnel, an expanded sales force to attend to geographic areas previously under represented, and additional accounting and finance support personnel. These increases were partially offset by lower bonus compensation and a reduction in the accrual for discretionary pension plan expense.

Concrete Construction Products segment

Selling, general, and administrative expenses in the Concrete Construction Products segment increased $1.9 million due primarily to the change in classification of expenses previously associated with manufacturing facilities which have been converted into distribution locations. Selling, general and administrative expense increases associated with the newly acquired Hazleton, Pennsylvania wire mesh facility and other increases to enhance marketing, sales, accounting and financial functions were partially offset by decreases from the discontinuance of selling, general, and administrative expenses formerly associated with the closed Baltimore and Toledo area wire mesh manufacturing facilities.

Impairment and Restructuring charges. As noted above, MMI recorded restructuring and impairment charges totaling $5.4 million (pre-tax) in the third quarter of 2002. This charge is the direct result of management's plan to rationalize existing operations, and where applicable, to reduce fixed costs and improve operational efficiencies.

Other expense increased approximately $2.4 in 2003 as compared to 2002. Approximately $3.9 million of the increase was due to the continuation of expenses associated with the rationalization of manufacturing facilities begun in late 2002. Moving and relocation of equipment costs and estimated curtailment costs for the Baltimore, Maryland union pension plan comprised most of the expense. A decline in prompt payment discounts from vendors contributed $0.7 million to the unfavorable change as the Company elected to maintain a lower investment in working capital. Partially offsetting these expenses was a gain on the sale of the Whittier, California manufacturing facility of $0.8 million.

Interest expense increased $1.7 million due primarily to the increase in amounts borrowed under the revolving credit facility to fund the SRP acquisition and for deposits on welding equipment. Capital leases on welding equipment also contributed to this increase beginning in the third quarter of 2003.

Income tax expense of $1.9 in 2002 compares to an income tax benefit of $2.6 million in 2003 due primarily to the change from income before tax of $4.8 million in 2002 to a $7.8 million loss before income tax in 2003. The effective tax benefit rate of 33.8% in 2003 was lower than the effective tax expense rate of 39.7% in 2002 due primarily to the impact of permanent differences on lower forecasted profitability and the continuation of some state income tax expense.

Liquidity and Sources of Capital

Cash Flows. For the nine months ended , operating activities used net cash of $3.4 million, a decrease of $0.7 million as compared to the first nine months of 2002. The incurrence of a net loss of $5.2 million versus net income of $2.9 million in 2002 was the primary contributor to the negative operating cash flow. A significant offset to the impact of lower profitability was the impact on cash flows from an increase in accounts payable and accrued liabilities, primarily as the result of taking fewer prompt payment discounts. At , accounts payable and accrued liabilities had increased $17.6 million as compared to the balances at the end of fiscal year 2002. For the similar period in fiscal 2002, the balances in these accounts had decreased $4.8 million. Cash used in investing activities increased approximately $21.4 million. The acquisition of SRP represented $23.7 million of this increase. Capital lease reimbursements of deposits relating to new equipment and proceeds from the sale of the Whittier, California plant, net of capital expenditures, provided an investing activity net cash inflow. The factors noted above resulted in higher borrowings under the revolving credit facility in 2003 as compared to 2002.

MMI currently has under its $115 million revolving credit facility, a computed borrowing base of approximately $100 million. Approximately $8 million of the borrowing base is utilized by outstanding letters of credit which support workers' compensation programs. One of the insurance carriers for the workers compensation program will soon lower this letter of credit requirement by approximately $1.8 million. Availability under this facility averaged $37.6 million during the quarter. Favorably impacting availability in the quarter was the receipt of $2.2 million (net of all related costs) from the sale of the Whittier, California fence plant and approximately $8.5 million of lease financing, a portion of which reimbursed MMI for deposits it had made on welding and related support equipment placed into service in St. Joseph, Missouri, and Jacksonville, Florida. Even at the profitability levels reported by the company in recent quarters, adequate liquidity has been maintained as the credit line under the revolving credit facility has been increased and as capital lease financing has been obtained for important investments in machinery and equipment.

Capital expenditure plans for 2004 are expected to be in the range of $6 to $10 depending on cash flows from operations.

The fixed charge coverage covenant for the quarter ended September 27, 2003 was achieved. Compliance with this covenant is dependent upon the relationship of each fiscal quarter's operational cash flows, the level of capital expenditures, and income taxes paid in cash or refunded, to fixed charges (primarily cash interest expense). Although no assurance can be provided, the ratios required by the credit facility agreement in future quarters are expected to be achieved.

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

We have paid dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests (based on MMI's profitability and liquidity) included in both the senior subordinated note indenture and revolving credit facility loan agreement. Such restrictions effectively minimize the payment of dividends in the near term. MMHC's balance of its subordinated credit facility was $58.0 million at . Interest on this facility is payable semi-annually in cash or in kind at the option of MMHC. The loan matures on September 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $115.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at either the bank's base rate plus an adjustable margin, which ranges from 0.00% to 0.50% or a Eurodollar rate plus an adjustable margin, which ranges from 1.25% to 3.25%. The maximum adjustable margins of 0.50% and 3.25% reduce to 0.25% and 2.75% once a fixed charge ratio covenant of 1.10 (utilizing trailing twelve months performance data) is achieved. Both adjustable margins are based on our previous 12 month adjusted earnings from operations once the fixed charge coverage ratio coverage of 1.10 (utilizing trailing twelve months performance data) is achieved. For the nine months ended September 27, 2003, the average daily balance outstanding under our credit facility was $56.1 million. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. Such a swap agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that will be applied to $15 million of the principal balance outstanding over the three year period beginning December 12, 2003. In 2003, absent any additional business acquisitions, we expect the average balance of this facility will be approximately $59 million. Based on this balance, a one percent change in the interest rate would cause a change in interest expense of approximately $0.6 million. A one percent change in the interest rate for the first nine months ended would have caused a change in interest expense of approximately $0.3 million.

We have exposure to price fluctuations associated with steel rod, our primary raw material. We negotiate purchase commitments from one to nine months in advance to limit our exposure to price fluctuations and to ensure availability of the materials. Purchases from foreign sources are denominated in U.S. dollars. Our ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to a high tariff which will basically prohibit them from shipping steel rod into the United States for the next few years. Because steel rod comprises a substantial portion of our cost of goods sold (approximately 22% in fiscal 2002), any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations. Steel rod costs in 2003 have been and are expected to continue to be higher than the costs incurred in 2002. For the nine months ended , steel rod costs included in cost of goods sold increased approximately 7% on average. Steel rod prices are expected to increase further by the end of the year as domestic mills have increased their prices and have recently announced an additional increase. Although we have historically been able to pass along most increases in steel rod prices to our customers, competitive pressures in recent periods have limited us from doing so. Recently, price increases have been announced to our customers but no assurance can be given that such action will be effective. A significant decrease in our volume of raw material purchases could also result in us being unable to secure volume purchase discounts we have received in the past. This could reduce cash flows from operations and impact future levels of profitability.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports filed with the SEC as of September 27, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 27, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

	Exhibit Number	Description

	31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
B.	Reports on Form 8-K

A Form 8-K was filed with the Commission on August 4, 2003, reporting second quarter 2003 results and Regulation FD disclosure on the Company's second quarter quarterly conference call with market analysts and holders and potential holders of the Company's senior subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: November 12, 2003	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)