Form 10-K
period 2004-01-03
MMI PRODUCTS INC
filed 2004-04-02
CIK 1040736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-29141

MMI PRODUCTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	74-1622891
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 N. Sam Houston Pkwy E., Ste. 1200
Houston, Texas	77060
(Address of Principal Executive Offices)	(Zip Code)

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

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on April 1, 2004, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

Item 1. Business

General

MMI Products, Inc. ("the Company"), a Delaware corporation and a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"), was organized in 1953. MMHC was acquired by Citicorp Venture Capital, Ltd. ("CVC") and members of the Company's management in 1986.

We are a leading manufacturer and distributor of products used in the North American public "infrastructure", nonresidential and residential construction industries. For the year ended January 3, 2004, we believe approximately 72% of our total net sales were for nonresidential applications. Our products are segregated into two reporting segments: Fence and Concrete Construction Products, which accounted for 57.5% and 42.5% of our total net sales, respectively, for the year ended January 3, 2004. We have established leading market positions in each of our segments. We offer high quality products and have extensive distribution capabilities. Additionally, we realize cost savings by combining the requirements for steel rod, our main raw material, for each of our segments. As a result, we are one of the largest buyers of steel rod in the United States and believe we are able to generally purchase steel rod at a discount to industry standards.

The products in our Fence segment include chain link fence fabric, fittings, ornamental iron fence and other related products which are manufactured and distributed by us, as well as wood, vinyl and aluminum products which are primarily manufactured by third parties and distributed by us. The products in our Concrete Construction Products segment include various classes of welded steel reinforcement, which serve as a structural grid for concrete construction, including all types of buildings, roads, bridges, runways, and sewage and drainage projects. In addition, the Concrete Construction Products segment produces over 2,000 specialized accessories used in concrete construction ("concrete accessories"), including products used to position and install steel reinforcing bar and the welded steel reinforcement products.

We have an extensive and well-positioned distribution network, consisting of 78 company-operated manufacturing and distribution centers, located in 30 states and Mexico. Our distribution network serves over 5,900 customers, including construction contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of steel reinforcing solutions. We manufacture products at 20 principal manufacturing facilities strategically located throughout the United States and Mexico. In addition to serving customers nationwide, our distribution centers and production facilities are well positioned to serve areas of high population and construction growth. We currently have manufacturing or distribution facilities in each of the ten states with the largest projected increases in population through 2025.

We maintain inventory in distribution centers for fence and concrete accessories products. Inventories will generally be at their highest levels between the months of April and October when most market activity occurs in the Fence segment. Large inventories may occur at the end of other months if larger than normal purchases of raw materials and purchased products are made in light of the cost volatility of such items. We generally purchase our raw material in large quantities based upon expected usage for a period of up to nine months. Accounts receivable also rise during these months due to the seasonal fluctuations in sales.

We have one customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2003; however, this customer did not account for more than 10% of our consolidated net sales.

All of our outstanding capital stock is owned by MMHC. An affiliate of CVC, Court Square Capital, Limited, together with other CVC affiliates, employees and other persons affiliated or otherwise associated with CVC, own 49.5% of the total voting power of MMHC. In addition, such persons may elect to convert their stock into stock of another class and by so doing represent 82% of the total voting power of MMHC.

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

Our corporate headquarters, which was previously located at 515 West Greens Road, Ste. 710, Houston, Texas, 77064 has been relocated to 400 N. Sam Houston Pkwy E., Ste. 1200, Houston, Texas 77060, as of March 29, 2004. Our telephone number is (281) 876-0080.

The 2003, 2002, and 2001 fiscal years referred to in this Annual Report are the fifty-three week period ended January 3, 2004, and the fifty-two week periods ended December 28, 2002, and December 29, 2001, respectively.

Acquisitions

Historically, we have achieved a significant portion of our growth through business acquisitions. The Company has completed 2 acquisitions since the beginning of fiscal 2001, aggregating approximately $29.6 million in consideration, including one acquisition in fiscal 2003 and the other in fiscal 2001.

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

On December 30, 2002, the Company purchased all of the issued and outstanding shares of SRP. The purchase price recorded in fiscal 2003 by the Company was approximately $27.6 million, including $3.6 million for the present value of contracted installment payments. The $24.0 million cash disbursement was funded from our revolving credit facility. Additional acquisition costs could be recorded contingent upon the operating and financial success of the acquired facility. SRP manufactures welded steel reinforcement products in a "state-of-the-art" facility located in Hazleton, Pennsylvania.

Business Segments

We report our results of operations in two business segments - Fence and Concrete Construction Products. Both segments share common factors in relation to seasonality of business and raw materials.

Seasonality and Cyclicality. Our products are used in the nonresidential, infrastructure, and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on our sales and profitability. The highest level of sales and profitability generally occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters. In an effort to mitigate cyclical influences, we have implemented the following strategies to help offset the impact of any such downturns on our operating results and liquidity:

    increased our focus on products used in the nonresidential and infrastructure construction industries, which over the years have tended to have less cyclical volatility than the residential construction industry;
    positioned our Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending;
    expanded our distribution network to serve diverse areas of high population growth, as well as to limit the effects of any particular regional economic downturn.

Raw Materials. Our manufactured products are produced primarily from steel rod. Because both business segments require large quantities of the same raw material, we purchase steel rod in significantly larger quantities than would be necessary if the business segments were part of independent enterprises. Because of such large volume purchases, we believe that we typically purchase steel rod at a discount to industry standards. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately 24% in fiscal year 2003), we believe such cost savings provide a competitive advantage.

More than half of our annual steel rod purchased is produced in the United States. We purchase steel rod from most of the producers of this product in the United States and because of our purchasing power, we have the ability to purchase significant quantities from virtually any foreign mill.

All agreements for the purchase of steel rod, whether foreign or domestic, are denominated in U.S. dollars. Once ordered, there are no risks of fluctuations in foreign currency exchange rates with respect to such agreements to purchase steel rod from foreign sources.

Fence Segment

Our Fence segment is made up of two operating divisions, Merchants Metals and Anchor Die Cast.

Merchants Metals is headquartered in Houston, Texas. Its operations are located throughout the United States and includes one manufacturing location in Mexico. Merchants Metals operations are managed by geographic regions. Anchor Die Cast, a manufacturer of fence fittings, is located in Harrison, Arkansas. Our Fence segment contributed 57.5%, 57.6%, and 53.8% of consolidated net sales in fiscal years 2003, 2002, and 2001, respectively.

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

In addition to steel rod, which is the primary raw material for manufactured fence fabric, other raw materials are used such as: zinc, aluminum, vinyl pellets and vinyl powder.

Merchants Metals also manufactures various lines of ornamental fence systems. Produced from steel square tubing, these panels, gates, posts and hardware are fabricated by either a riveting or welding process, depending on style. These systems range from lightweight residential to heavy-duty commercial/industrial applications. While the raw structural tubing can be either black steel or pre-galvanized, based on the customer's preference, once fabricated, all panels and other components are powder coated with a long-lasting polyester finish, offered in a variety of colors.

Products. Our Fence segment is one of the largest producers of hot dipped galvanized and vinyl coated chain link fence systems and a major producer and distributor of ornamental iron and aluminum fencing in the United States. The segment manufactures its products at eight principal facilities in the United States and Mexico.

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

In fiscal year 2003, approximately 50% of our Fence segment sales represented products we manufactured. The remaining fence products were purchased as finished goods from third parties for distribution. Purchases of finished fence products are primarily from domestic manufacturers. We believe our full line of fence products provides a competitive advantage by giving us the ability to provide a "one-stop shop" solution for our customers, thereby promoting customer loyalty.

Sales and Marketing; Principal Customers. Our Fence segment sells fence products principally to fence wholesalers and to nonresidential and residential contractors. Although some of our fence products get to the ultimate consumer through home centers, home centers are not a primary focus of our Fence segment's sales efforts. No customer accounted for more than 10% of our Fence segment revenues in fiscal year 2003.

Sales and customer service employees consist of inside and outside sales personnel, distribution center managers, sales managers, and customer service representatives. Sales generally are made through 51 regional distribution centers (7 of which are located at manufacturing facilities), located in 30 states. Because customer orders typically require rapid turn-around time, the distribution centers are strategically located near customers' facilities. The segment also distributes its fence products through a network of approximately 420 authorized dealers located across the country.

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

Concrete Construction Products Segment

Our Concrete Construction Products segment is made up of two divisions, Ivy Steel and Wire ("Ivy"), which produces welded steel reinforcement products, and Meadow Burke Products ("Meadow Burke"), which produces concrete accessories. Ivy is headquartered in Houston, Texas and Meadow Burke is headquartered in Tampa, Florida. Both companies segregate their management and operations by geographic region. Our Concrete Construction Products segment comprised 42.5%, 42.4% and 46.2% of our consolidated net sales in fiscal years 2003, 2002 and 2001, respectively.

Production Process. Our Concrete Construction Products segment manufactures its products at 13 principal facilities, which are strategically located throughout the United States and Mexico. Welded steel reinforcement products are produced from wire drawn from low-carbon, "hot-rolled" steel rod that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns. These products are manufactured on large automatic welding machines that use the electrical resistance method. They are designed, engineered and manufactured based on customer project specifications.

The commodity building mesh product generally is produced in roll and sheet form and is made with smaller diameter wire. The welded steel reinforcement product used in concrete pipe generally is custom-made to customer specifications. Additional steps in the process of producing other reinforcement products often include:

    cutting to exact sizes;
    bending to precise shapes; and
    preparing the surface to allow for the application of special coatings.

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

The welded steel reinforcement products can be used in virtually any reinforced concrete application, including highways, bridges, airport taxiways, pipelines, sewage and drainage projects, and precast products. They include:

Structural Fabric Products - Structural fabric is a welded steel reinforcement product designed as an alternative to steel reinforcing bar. It is utilized primarily in the commercial construction and infrastructure markets for applications that include bridge beams, highways, bridges, airport taxiways, and parking decks.

The segment manufactures structural products under the trade name Varigrid®. As the name implies, the spacing or "grid" of the fabric can be varied in both directions. We believe Varigrid provides advantages over other reinforcement products. It decreases the amount of steel required to meet job specifications, while improving placement speed and quality control. Total cost is therefore less, as the construction crews that tie larger quantities of rebar in place are not needed.

Precast box culverts are becoming more widely used in structures for the conveyance of storm water runoff in certain regions of the country. Departments of Transportation, local governments, and private developers are increasingly specifying box culverts on their projects. The steady increase in box culvert demand has challenged the precaster to develop new and better means of providing a quality product at a competitive price. We believe we are the industry leader in the design and production of custom welded steel reinforcement sheets for the precast concrete industry. Additionally, we provide innovative reinforcement sheets that are improving the way culvert cages are constructed.

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

Structural fabric is marketed as a cost-effective alternative to steel reinforcing bars. Although structural fabric has a higher initial cost to the customer than does steel reinforcing bar, we believe the overall construction cost to the customer is generally lower if structural fabric is utilized.

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

In addition, the segment produces over 2,000 specialized accessories used in concrete construction, including products used to position and install steel reinforcing bar and welded steel reinforcement products.

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

In fiscal year 2003, approximately 94% of the segment's sales represented manufactured products. The remaining 6% of the segment's sales were products purchased as finished goods from third parties for resale through our 24 regional distribution facilities.

Sales and Marketing; Principal Customers. The segment sells its products principally to the following persons:

    construction products distributors;
    industrial manufacturers (such as pre-casters of concrete products);
    large reinforcing bar fabricators;
    nonresidential building supply dealers; and
    construction contractors.

The sales force for the welded steel reinforcement products include inside and outside sales people and customer service representatives. Because orders for welded steel reinforcement products typically do not require the quick turn-around time required for concrete accessories, they are shipped directly from one of the seven wire mesh manufacturing facilities to the customer, generally in truckload quantities. Most production of these products is in response to particular customer orders. Light wire mesh used for residential construction, however, is produced in standard patterns in anticipation of customer orders.

The sales force for concrete accessories consists of inside and outside sales people, customer service representatives and distribution center managers. Concrete accessories are distributed primarily through 17 regional distribution centers (five of which are located at concrete accessories manufacturing facilities). Because orders for concrete accessories typically require rapid turn-around time, these distribution centers are strategically located near customers' facilities.

There was 1 customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2003, although this customer did not account for more than 10% of our consolidated net sales.

Competition. The segment's largest competitor for welded steel reinforcement products is Insteel Industries, Inc. The segment also faces regional competitors in other areas of the country. There is also competition from smaller regional manufacturers and wholesalers of these products.

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

We believe our ability to produce a greater variety of welded steel reinforcement products in a wider geographical area provides a competitive advantage to major accounts, as well as the ability to provide custom-made products that fit our customers' individual needs. For concrete accessories, we believe overall product quality, price, extensive product selection and the ability to deliver products quickly are the principal competitive factors.

We believe our raw material costs (which we believe are lower than many of our competitors) enhance the segment's ability to compete effectively with respect to product price in the concrete construction market.

Regulation

Environmental Regulation. We are subject to extensive and changing federal, state and local environmental laws and regulations including laws and regulations that:

    relate to air and water quality;
    impose limitations on the discharge of pollutants into the environment; and
    establish standards for the treatment, handling, and disposal of toxic and hazardous wastes.

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

We believe our facilities are currently in compliance with applicable environmental laws and regulations. Environmental laws continue to be amended and revised to impose stricter obligations, however, and compliance with future additional environmental requirements could necessitate capital outlays. We cannot predict the impact on our operations of any such future requirements, if enacted, although we believe such regulations would be enacted over time and would affect the industry as a whole.

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

Employees

As of March 23, 2004, we had approximately 2,300 full time employees. We are a party to four collective bargaining agreements. These agreements are with four unions, and as of March 23, 2004, a total of 23 employees were members. The four collective bargaining agreements cover employees at the following facilities:

    Whittier, California(1);
    Tampa, Florida;
    Palisades Park, New Jersey; and
    Chicago, Illinois.

(1) Bargaining agreement still exists even though operations discontinued the end of September 2003 and employees terminated.

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

Item 2. Properties

Our principal executive offices, which have been recently relocated, and Fence segment headquarters are located in 30,000 and 20,000 square feet, respectively, of leased space in Houston, Texas.

Our operating facilities consist of two categories, manufacturing plants and distribution centers. We own the majority of the manufacturing plants, whereas the majority of distribution centers are leased from third parties. The following table sets forth the general information of each of our facilities by operating segment as of April 1, 2004:

Fence Manufacturing Plants	State/Country	Square Feet (1)
Bladensburg - Leased	Maryland	152,000
Houston - Owned	Texas	142,000
Harrison - Owned	Arkansas	74,000
Statesville - Owned	North Carolina	74,000
New Paris - Owned	Indiana	72,000
Brighton - Leased	Michigan	66,000
San Fernando - Leased	California	44,000
Mexicali - Leased (2)	Mexico	33,000
Total Fence Manufacturing Plants		657,000
Concrete Construction Products Manufacturing Plants
Ft. Worth - Owned	Texas	162,000
Jacksonville - Owned	Florida	158,000
Houston - Owned/Leased	Texas	137,000
St. Joseph - Owned	Missouri	157,000
Kingman - Owned	Arizona	109,000
Hazleton - Owned	Pennsylvania	98,000
Pompano Beach - Owned	Florida	93,000
Hazleton - Leased	Pennsylvania	77,000
Converse - Leased	Texas	72,000
Tampa - Owned	Florida	78,000
Tampa - Owned/Leased	Florida	55,000
Anaheim - Leased	California	40,000
Total Concrete Construction Products Manufacturing Plants		1,236,000
Distribution and Other Facilities
Fence Distribution Centers (3)	29	589,000
Concrete Construction Products Distribution Centers (3)	11	335,000
Concrete Construction Products Engineering Centers - Leased	California	6,000
Inactive Plants Held-for-Sale
Baltimore - Owned	Maryland	327,000
Oregon - Owned	Ohio	119,000

_________________________

(1) Does not include square footage of outside storage and other outdoor areas.

(2) Shared manufacturing plant between Fence and Concrete Construction Segments.

(3) The majority of distribution centers are leased properties

Each of our owned plants and facilities has been mortgaged as security under credit agreements.

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

	Fiscal Year
	(In thousands)
	2003	2002	2001	2000	1999
Income Statement Data (1):
Net sales	$ 503,194	$ 504,609	$ 501,889	$ 530,429	$ 480,605
Gross profit	72,240	78,634	89,223	100,793	94,276
Income before interest and income taxes	16,861	21,995	42,652	55,231	50,979
Net income (loss) (2)	(7,115)	(2,300)	9,941	19,172	18,600
Balance Sheet Data:
Working capital (3)	$ 117,718	$ 92,802	$ 87,223	$ 22,379	$ 79,926
Total assets	326,885	280,486	287,058	295,688	243,483
Total long-term obligations, including current maturities	277,472	226,224	218,295	222,084	168,334
Stockholder's equity (deficit) (4)	(25,104)	(18,678)	(10,386)	(3,949)	8,306
Cash Flow Data:
Net cash (used in)provided by operating activities	$ (16,816)	$ 10,057	$ 29,606	$ 28,539	$ 18,747
Net cash used in investing activities	20,667	11,191	6,327	49,269	22,347
Net cash (used in) provided by financing activities	37,814	1,565	(23,527)	21,315	4,051
Cash dividends (4)	--	5,516	16,142	31,000	--
Other Financial Data:
Depreciation and amortization (5)	11,935	11,600	13,841	13,176	9,033

_________________

  Includes historical results of operations, from the date of acquisition, of the net assets acquired pursuant to the acquisitions of SRP (2003), Page Two, Inc. and Kewe 3, Inc. (2001), Hallett Wire Products Company (2000), National Wholesale Fence Supply, Inc. (1999), and Reforce Steel and Wire Corp. (1999).
  In fiscal year 1999, all outstanding stock options were redeemed in connection with the 1999 recapitalization of MMHC, resulting in a nonrecurring compensation charge for our employees of $2.4 million.
  In fiscal year 2000, working capital declined substantially due to the reclassification of a $65.2 million balance under our then $100.0 million revolving credit facility to current debt. The credit facility was to mature on December 12, 2001. The impact of this reclassification continued until the credit facility was replaced on October 30, 2001. The facility has been subsequently amended by a $115.0 million credit facility that will mature on December 12, 2006.
  In fiscal years 2002, 2001 and 2000, $5.5 million, $16.1 million and $31.0 million, respectively, were distributed to MMHC to pay down amounts owed under the MMHC credit facility. These dividends and those paid beginning in 1997 total $111 million of charges to MMI retained earnings.
  In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. If SFAS No. 142 was in effect for years 2001, 2000 and 1999, depreciation and amortization expense would have been $11,557, $11,293 and $8,073, respectively.

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

We reserve for damaged and slow moving inventory based on specific identification. The amount reserved is the recorded cost of the inventory minus its estimated realizable value. We capitalize to inventory, manufacturing and purchase price variances. These variances are then relieved to cost of sales based on inventory turnover rates.

We accrue estimated liabilities for workers compensation and claims incurred but not reported for our self-insured health care program. These accruals are based on current and historical trends. A change in the current or historical trends could require a material change in our estimate for this accrued liability.

We account for business acquisitions using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair values, with the excess allocated to goodwill. Certain assumptions and estimates are employed in determining the fair value of assets acquired (including goodwill and other intangible assets) and of liabilities assumed. We adopted Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets on December 30, 2001, which discontinued the amortization of goodwill and indefinite life intangibles and requires an annual test of impairment based on a comparison of fair values and carrying values. The valuation of impairment under SFAS No. 142 requires the use of forecasts, estimates, and assumptions as to the future performance of the operations. Actual results could differ from forecasts resulting in a revision of our assumptions and, if required, could result in recognizing an impairment loss. Additionally, we completed a transitional goodwill impairment test based on a multiple of earnings before interest, income tax, depreciation and amortization ("EBITDA") upon adoption of SFAS No. 142 as of December 30, 2001 and determined the adoption of these rules had no impact on our financial statements. The required annual tests as of January 3, 2004, and December 28, 2002, indicated no impairment of goodwill.

We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets is determined based on a comparison of the estimated future undiscounted cash flows related to such assets to their carrying values. If the carrying value of such assets exceeds the future undiscounted cash flows, the carrying value of the related assets would be reduced to their estimated fair value. Estimating future undiscounted cash flows requires the use of forecasts, estimates, and assumptions as to the future performance of operations. Any changes in these estimates or assumptions could result in an impairment charge. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less any costs to sell the asset. No impairments were identified and recorded during 2003. In 2002, in conjunction with facility closures, we recorded an asset impairment charge of $3.8 million.

General

The following is an analysis of our financial condition and results of operations. You should read this analysis in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included on pages 30 through 52 of this report.

Results of Operations for Fiscal 2003 Compared to 2002

Net sales

	2003	%	2002	%	Decrease	%
Fence . . . . . . . . . . . . . . . . . . . . . . . . . .	$289,341	58	$290,415	58	$(1,074)	--
Concrete Construction Products . . . . .	213,853	42	214,194	42	(341)	--
Total net sales . . . . . . . . . . . . . . . . . . .	$503,194	100	$504,609	100	$(1,415)	--

Consolidated net sales for fiscal 2003 decreased $1.4 million or 0.3% as compared to fiscal 2002. During the first half of the year, net sales dramatically declined by $32 million from prior year levels due to a continued slow-down in commercial (non-residential) construction market activity, which was partially due to poor weather conditions. Some decline in selected sales prices also contributed to the sales reduction. During the second half of the year, net sales increased $30.6 million as compared to the same period in 2002. Virtually all of the increase was volume related as competitive pressures continued to negatively influence pricing. The increased volume levels were attributable to pent up demand from projects delayed during the year's first half, the beginning of a pick up in new construction activity, and an increase in market share for certain product market segments. Late in the year, the Company and the majority of its competitors began to announce price increases that would go into effect on or around January 1, 2004. As a result, some increase in sales activity occurred as customers increased their inventories in advance of the announced price increases.

Fence

Fence segment 2003 net sales declined approximately 12% during the first two quarters and increased 12% in the last two quarters as compared to 2002. This decline was due primarily to continued weakness in construction markets, bad weather, and competitive pricing pressures. Although pricing pressures continued in the second half of 2003, fence segment sales volume improved as market activity and weather improved as compared to the same period last year. A portion of the sales volume increase late in the year can be attributed to customers purchasing inventories in advance of the Company's 2004 price increase announcements. Fourth quarter sales increased 21% in 2003 as compared to the same period in 2002. For the year 2003, Fence segment sales declined 0.4%.

Concrete Construction Products

Concrete Construction Products net sales decreased 0.2% in fiscal 2003. Excluding the loss of sales from closing the Oregon, OH and Baltimore, MD plants and net of the benefit in sales from the Hazleton, PA plant (SRP acquisition), net sales increased 5.2% as compared to 2002. The increase in sales is attributed to improved construction activity and increased market share in certain product market segments. Sales also benefited from additional production capability due to the introduction of state of the art welding equipment put into service at the welded steel reinforcement division during the third quarter and the opening of distribution centers in the Pacific Northwest and New England in the concrete accessories division. This segment also dealt with pricing pressures attributable to the construction market slowdown and the introduction to the market of some imported concrete accessories. Some minor price increases were achieved in selected products during 2003.

Gross profit

	2003	%	2002	%	Decrease	%
Fence . . . . . . . . . . . . . . . . . . . . . . . . . .	$36,582	13	$42,063	15	$(5,481)	(13)
Concrete Construction Products . . . . .	35,658	17	36,571	17	(913)	(2)
Total gross profit . . . . . . . . . . . . . . .	$72,240	14	$78,634	16	$(6,394)	(8)

Consolidated gross profit decreased 8.1% in fiscal 2003 as compared to 2002. The Fence segment was the primary contributor to the decline in margins.

Fence

Fence gross profit decreased $5.5 million or 13.1% in 2003 on approximately the same level of sales as compared to last year. While raw material costs were increasing, competitive pressure negatively impacted selling prices. In addition to this cost-sales price squeeze, the depressed market activity during the first six months of the year caused unfavorable absorption of fixed manufacturing costs. Also contributing to the $5.5 million gross profit decrease was approximately $1.1 million of unfavorable costs attributable to the use of some steel rod which proved to be defective, resulting in manufacturing inefficiencies and inventory write downs. Favorable factors affecting gross profit were: (a) the benefits from reducing the number of facilities and production lines (a "downsizing" process begun in 2002) and the closing of the Whittier, California plant in 2003; (b) efficiencies from the introduction of lean manufacturing management concepts; and (c) more effective purchasing of non-manufactured products, particularly through the use of rebate programs.

Concrete Construction Products

Concrete Construction Products gross profit decreased $0.9 million or 2.5% as compared to the prior year. Although this segment was able to effect some price increases, gross profit was negatively impacted by significant raw material cost increases. This negative impact was offset by a $3.5 million favorable impact on gross profit associated with the closure of the Baltimore, MD and Oregon, OH plants and the addition of the Hazleton, PA plant from the SRP acquisition. Other benefits to gross profit were improved efficiencies in manufacturing and the classification of $1.9 million of expenses associated with former manufacturing facilities that are now strictly distribution centers and thus part of selling expense.

Selling, general and administrative expense

	2003	%	2002	%	Increase (Decrease)%
Fence . . . . . . . . . . . . . . . . . . . . . .	$30,364	10	$30,769	11	$(405)	(1)
Concrete Construction Products .	21,486	10	17,966	8	3,520	20
Total selling, general and administrative . . . . . . . . . . . .	$51,850	10	$48,735	10	$3,115	6

Consolidated selling, general and administrative expense was $51.8 million, a 6.3% increase over the prior year period. As a percent of sales, selling, general and administrative expense was flat at 10.0%. The increase is due to labor related expenses as headcount was increased to improve marketing and administrative support capabilities, as well as the classification of $1.9 million of expenses for distribution center facilities that were previously manufacturing sites. These increases were offset by a reduction in pension and bonus expenses, which decreased due to lower earnings.

Fence

Fence selling, general and administrative expense decreased slightly as increases in labor and employee related costs (benefits, telephone, travel and supplies) to improve marketing and administrative support capabilities were offset by a decrease in pension and bonus expense, which decreased due to lower earnings.

 Concrete Construction Products

Concrete Construction Products selling, general and administrative expense increased $3.5 million in 2003. Of the total increase, $1.9 million is attributable to the classification of expenses formerly associated with manufacturing facilities that now serve only a distribution center role. Labor and employee related costs (benefits, telephone, travel, and supplies) also contributed to the increase in 2003 as two new service centers were opened and additional employees were hired to improve marketing, sales and administrative support capabilities. The increase was partially offset by a reduction in pension expense and bonus expense.

Other (income) expense

	2003	%	2002	%	Change	%
Fence . . . . . . . . . . . . . . . . . . . . . . .	$(1,620)	(1)	$(178)	--	$(1,442)	N/M
Concrete Construction Products . . .	717	--	1,135	1	(418)	N/M
Total other (income) expense. . . .	$(903)	--	$957	--	$(1,860)	N/M

Consolidated other income increased $1.9 million due to gains from the sale of fixed assets and a reduction in consulting expense related to strategic planning and enhanced costing system initiatives.

Fence

Fence other income increased $1.4 million in 2003. Approximately $1.3 million of other income resulted from the gains from the sale of fixed assets, primarily the sale of the Whittier, CA plant in 2003.

Concrete Construction Products

Concrete Construction Products other expense decreased $.4 million in 2003. The decrease was primarily related to a reduction in strategic planning consulting expense which was incurred in 2002.

Fixed asset impairments and restructuring charges

Fixed asset impairments	2003	2002	Increase (Decrease)%
Fence . . . . . . . . . . . . . . . . . . . . . . . .	$--	$720	$(720)	(100)
Concrete Construction Products . . .	--	3,043	(3,043)	(100)
Total fixed asset impairments . .. .	$--	$3,763	$(3,763)	(100)
Restructuring charges
Fence . . . . . . . . . . . . . . . . . . . . . . . .	$1,897	$435	$1,462	N/M
Concrete Construction Products . . .	2,535	2,749	(214)	N/M
Total restructuring charges . . . . .	$4,432	$3,184	$1,248	N/M

Fixed asset impairments and restructuring charges of $4.4 million were incurred by the Company in 2003. In 2002 the Company incurred approximately $7.0 million in asset impairments and restructuring charges. The charges were the direct result of management's plan to rationalize existing operations, and where applicable, to reduce fixed costs and improve operational efficiencies. The 2002 charges included restructuring costs of $3.2 million of which $2.7 million were attributable to the Concrete Construction Products segment with the remaining $0.5 million being attributable to the Fence segment. Fixed asset impairments in 2002 of $3.8 million ($3.0 million related to the Concrete Construction Products segment and $0.8 million to the Fence segment) resulted from plant closures and realignments, where estimated future undiscounted cash flows related to certain fixed assets indicated an impairment had occurred. The $4.4 million of restructuring expense incurred in 2003 was associated with the continuing plant rationalization process. These costs primarily consisted of moving expense (both equipment and inventory), severance expense, and pension plan expense for the closed Baltimore plant.

Net loss

Income before interest and income taxes	2003	%	2002	%	Change	%
Fence . . . . . . . . . . . . . . . . . . . . . . .	$5,941	2	$10,317	4	$(4,376)	(42)
Concrete Construction Products . .	10,920	5	11,678	5	(758)	(6)
Total . . . . . . . . . . . . . . . . . . .. . . .	$16,861	3	$21,995	4	$(5,134)	(23)
Interest expense . . . . . . . . . . . . . . .	28,377	6	25,606	5	2,771	11
Income tax benefit . . . . . . . . . . . .	(4,401)	(1)	(1,311)	--	(3,090)	(236)
Net loss . . . . . . . . . . . . . . .	$(7,115)	(1)	$(2,300)	--	$(4,815)	(209)

Interest expense totaled $28.4 million in 2003 which represents an increase of 10.8% as compared to 2002. The 2003 increase is primarily due to additional borrowings of $24 million to fund the SRP acquisition in December 2002, and a $3.6 million contractual obligation to the seller of SRP.

Income tax benefit. The effective benefit rate is greater in 2003 as compared to 2002 due primarily to the relatively fixed dollar impact of expenses not deductible for income tax purposes.

Results of Operations for Fiscal 2002 Compared to 2001

Net sales

	2002	%	2001	%	Increase (Decrease)%
Fence . . . . . . . . . . . . . . . . . . . . . .	$290,415	58	$269,781	54	$20,634	8
Concrete Construction Products . .	214,194	42	232,108	46	(17,914)	(8)
Total net sales . . . . . . . . . . . . . . .	$504,609	100	$501,889	100	$2,720	--

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

Gross profit

	2002	%	2001	%	Change	%
Fence . . . . . . . . . . . . . . . . . . . . . . . . .	$42,063	15	$40,374	15	$1,689	4
Concrete Construction Products . . . .	36,571	17	48,849	21	(12,278)	(25)
Total gross profit . . . . . . . . . . . . . . .	$78,634	16	$89,223	18	$(10,589)	(12)

Consolidated gross profit decreased approximately 12% in fiscal 2002 as compared to 2001. Concrete Construction Products was the primary contributor to the decline in margins.

Fence

Fence gross profit margin declined slightly in 2002 primarily due to lower sales prices. Most of the fence product categories experienced a decrease in sales price. Increased volume of manufactured products improved plant efficiency and partially offset the decrease in sales price. Plant expenses also benefited from our initiative to review Merchants Metals' existing manufacturing network and to rationalize and to consolidate our production facilities. The Fence segment shut down or moved several production lines primarily during the fourth quarter of 2002. In 2002, these benefits were offset by an increase in labor costs resulting from the employment of a manufacturing director and several other key manufacturing managers who are responsible for the re-evaluation of the manufacturing processes and implementation of improvements. The full year impact of the new manufacturing organization is expected to generate net savings beginning in 2003.

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

Selling, general and administrative expense

	2002	%	2001	%	Change	%
Fence . . . . . . . . . . . . . . . . . . . . . . . . .	$30,769	11	$26,698	10	$4,071	15
Concrete Construction Products . . . .	17,966	8	19,567	8	(1,601)	(8)
Total selling, general and administrative*	$48,735	10	$46,265	9	$2,470	5

* As a result of the adoption of SFAS No. 142 on December 30, 2001, amortization of goodwill is no longer provided (subject to annual impairment test) and is therefore not included in 2002 expense. Other (income) expense in 2001 includes $2,284,000 of goodwill amortization.

Consolidated selling, general and administrative expense, (not including impairment of fixed assets and restructuring expense) was $48.7 million, a 5% increase over the prior year period. As a percent of sales, selling, general and administrative expense was 9.7% and 9.2% in fiscal 2002 and fiscal 2001, respectively. In late fiscal 2001, management began the process of evaluating existing operations and developed a strategic plan designed to improve operating efficiencies and profitability. This initiative included staffing increases designed to improve sales volumes and increase market share. These increases were partially offset by the discontinuance of goodwill amortization expense required by the adoption of SFAS No. 142. The goodwill amortization recorded for the year ended December 29, 2001 was $2.3 million.

Fence

Fence selling, general, and administrative expense increased 15% in 2002. At the end of 2001 the Fence segment began hiring additional sales and marketing staff to strengthen the overall sales and marketing organization. The majority of the sales and marketing expense increase is due to labor and employee related costs (benefits, telephone, travel, and supplies). Other administrative costs also increased due to additional staffing to provide expanded financial support and analysis, and the implementation of a management trainee program.

Concrete Construction Products

Concrete Construction Products selling general and administrative expense in fiscal 2002 decreased $1.6 million as compared to the prior year. Most of the decrease related to the discontinuance of goodwill amortization.

Other (income) expense

	2002	%	2001	%	Change	%
Fence . . . . . . . . . . . . . . . . . . . . . . . . .	$(178)	--	$37	--	$(215)	N/M
Concrete Construction Products . . . .	1,135	1	269	--	866	N/M
Total other (income) expense . . . . .	$957	--	$306	--	$651	N/M

Consolidated other expense was approximately $1.0 million, an increase of $0.7 million as compared to fiscal 2001. The increase was primarily consulting expenses totaling approximately $1.7 million related to strategic planning and enhanced costing system initiatives, offset by an increase in prompt payment discounts earned.

Fixed asset impairments and restructuring charges

Fixed asset impairments	2002	2001	Increase	%
Fence . . . . . . . . . . . . . . . . . . . . . . . . . .	$720	$--	$720	100
Concrete Construction Products . . . . .	3,043	--	3,043	100
Total fixed asset impairments . . . . .	$3,763	$--	$3,763	100
Restructuring charges
Fence . . . . . . . . . . . . . . . . . . . . . . . . .	$435	$--	$435	100
Concrete Construction Products . . . . .	2,749	--	2,749	100
Total restructuring charges . . . . . . .	$3,184	$--	$3,184	100

Fixed asset impairments and restructuring charges recorded by the Company totaled $7.0 million (pre-tax). The charge is the direct result of management's plan to rationalize existing operations, and where applicable, to reduce fixed costs and improve operational efficiencies. The charges include restructuring costs of $3.2 million of which $2.7 million were attributable to the Concrete Construction Products segment with the remaining $0.5 million being attributable to the Fence segment. Fixed asset impairments of $3.8 million ($3.0 million related to the Concrete Construction Products segment and $0.8 million to the Fence segment) resulted from plant closures and realignments, where estimated future undiscounted cash flows related to certain fixed assets indicated an impairment had occurred.

Net (loss) income

Income before interest and income taxes	2002	%	2001	%	Change	%
Fence . . . . . . . . . . . . . . . . . . . . . . .	$10,317	4	$13,639	5	$(3,322)	(24)
Concrete Construction Products . .	11,678	5	29,013	12	(17,335)	(60)
Total . . . . . . . . . . . . . . . . . . . . . .	$21,995	4	$42,652	9	$(20,657)	(48)
Interest expense . . . . . . . . . . . . . . .	25,606	5	25,189	5	417	2
Income (benefit) tax . . . . . . . . . . . .	(1,311)	--	7,522	2	(8,833)	(117)
Net (loss) income . . . . . . . . . . . .	$(2,300)	--	$9,941	2	$(12,241)	(123)

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

Income tax benefit. During 2002, the effective income tax rate decreased due to the decline in earnings, and the impact of the elimination of non-deductible goodwill amortization due to the adoption of SFAS 142.

Liquidity and Capital Resources

Working capital

Working capital at the end of 2003 was approximately $24.9 million greater than at the end of 2002 due primarily to increases in accounts receivable ($12.8 million increase) and inventories ($15.0 million increase). The increase in accounts receivable is primarily due to fourth quarter sales of $130.8 million as compared to $107.4 million during the fourth quarter of 2002. The increase in inventories is primarily due to the purchase of larger than normal quantities of steel rod and other steel products during the fourth quarter at prices lower than scheduled to be in effect after January 1st. The larger quantities purchased are, in addition, at higher prices than those that existed at the end of 2002. Also, increasing the investment in working capital is the reduction of the $2.8 million 2002 year end accrual for restructuring charges that was paid down to $0.3 million by the end of 2003. Mitigating the working capital increase was an increase in accounts payable, from $30.5 million at December 28, 2002 to $39.6 million at January 3, 2004. The increase was associated with the increase in inventories. Accounts payable did not increase at the same rate as inventories because certain steel suppliers began to reduce credit limits or insist on prompter payments.

Working capital will generally increase during the winter and spring seasons as inventory is manufactured and purchased in anticipation of the busier spring and summer sales seasons and for the resulting increase in accounts receivable. The Company's revolving credit facility is structured to cover these requirements. However, considering the cost inflation that is occurring in 2004 for inventory, and the higher accounts receivable that is expected to result as MMI increases its prices, the Company is anticipating a need to increase its revolving credit facility. Discussions are underway with the Company's lenders to accomplish this objective. Any additional credit line above the current limit of $115 million would be supported by additional borrowing base (i.e., a percentage of inventories and accounts receivable).

Cash flow

Operations utilized $16.8 million of cash in 2003 as compared to providing $10.1 million of cash in 2002. The changes in inventories, accounts receivable, and accounts payable and accrued liabilities discussed above were the primary contributors to the change. Lower profitability in 2003 as compared to 2002 was also a factor.

Investing activities. Capital expenditures utilized $6.2 million of cash in 2003, which was generally comparable to prior years. Additionally, deposits of $5.7 million made in 2002 to manufacturers of new equipment were refunded when those equipment items were financed by capital lease obligations. We also had proceeds from the sale of property, plant, and equipment of $3.6 million of which $2.2 million related to the sale of the Whittier, California plant. The Company plans to invest anywhere from $9 million to $11 million in plant, machinery and equipment in fiscal 2004. Delays or cancellation of planned projects or changes in the economic outlook and the status of the Company's liquidity could increase or decrease capital spending from the amounts now anticipated. In January 2004, we contracted to purchase a $2.5 million powder coating line to be used in the fabrication of ornamental iron and other types of fence products at our Mexicali facility beginning later in 2004. Annual capital expenditures are currently limited to $20.0 million by our revolving credit facility. The Company acquired Structural Reinforcement Products, Inc. on December 30, 2002 for $27.3 million including $24.0 million of cash funded by the revolving credit facility.

Financing activities provided cash of $37.8 million in fiscal 2003 as compared to $1.6 million provided in 2002. In 2001, financing activities utilized cash of $23.5 million. The major borrowing in 2003 was $24.0 million for the purchase of SRP. Major financing uses were $1.3 million for debt costs and $2.6 million for capital lease payments. No dividends were paid to MMHC in 2003. Dividend payments to MMHC of $5.5 million and $16.1 million in 2002 and 2001, respectively, were used by MMHC for the payment of interest and principal of MMHC's subordinated credit facility. Our revolving credit facility and senior subordinated note indenture require us to meet certain tests before dividends can be paid to MMHC. The larger dividend payments in 2001 included payment of cumulative qualified dividends from previous years during which little or no dividends were paid.

In 2001, proceeds of $48.5 million from the issuance of the 13% Notes were used for repayment of revolving credit facility obligations. In 2001, the credit line of the revolving credit facility was decreased from $100.0 million to $75.0 million, a level we determined to sufficiently meet our liquidity needs at that time. With the acquisition of Structural Reinforcement Products, Inc., and because our potential borrowing base was expected to exceed $75 million during the course of the fiscal year, on May 8, 2003, MMI entered into the second amendment to its revolving credit facility. One of the two incumbent senior lenders increased its participation and a new lender agreed to a $30 million participation. The total line of credit increased from $75 million with two participating lenders to $115 million with three participating lenders. The term of the current agreement expires December 12, 2006. Borrowings under the credit facility are limited by a borrowing base computation based on inventories and accounts receivable.

Liquidity and capital resources

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

Credit Facility. On May 8, 2003, MMI amended its revolving credit facility. One of the two incumbent senior lenders increased its participation and a new lender agreed to a $30 million participation. The total line of credit increased from $75 million with two participating lenders to $115 million with three participating lenders. The term of the current agreement expires December 12, 2006, and borrowings under the credit facility continue to be limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 55% of both the eligible finished goods inventory and eligible raw materials inventory plus 85% of eligible accounts receivable. The amount borrowable against finished goods inventory and raw materials inventory is further limited to $70.0 million. At January 3, 2004, excess borrowing availability under the credit facility was $26.9 million. At April 1, 2004, excess borrowing availability was $35.3 million.

The current credit facility was further amended on August 18, 2003. Borrowings under the credit facility now bear interest, at the Company's option, at either (i) a base rate (as announced from time to time by Fleet National Bank) plus an adjustable margin from zero to 0.50% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.25% to 3.25%. The adjustable margin relating to both the base rate and the Eurodollar base rate is based first on whether the Company has achieved a 1.10 fixed charge coverage ratio on a trailing twelve month basis, and then on a ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization). The adjustable margins are currently at their maximum. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required. Such a swap agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that was applied to $15 million of the principal balance outstanding over the three year period beginning December 12, 2003.

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

The computed borrowing base as of April 1, 2004 is approximately $110 million as compared to the credit line under the revolving credit facility of $115 million. The cost increase in 2004 for inventory, and the related higher accounts receivable as MMI increases its prices to offset the higher costs of raw materials and purchased inventory products, is likely to require an increase in the credit line. Discussions are underway with our lenders to accomplish this objective.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market share. It is possible, that depending on our future operating cash flows and the size of potential acquisitions, we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions. We may also pay dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indenture and revolving credit facility loan agreement.

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

Contractual obligations

The following summarizes our contractual obligations at January 3, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (In thousands)
	Total	1 year	2 - 3 years	4 - 5 years	Thereafter
Long-term debt	$ 268,777	$ 723	$ 67,342	$ 200,712	$ --
Capital lease obligations	11,059	2,574	4,824	3,661	--
Operating leases	42,032	9,413	14,763	8,104	9,752
Unconditional purchase obligations(1)	27,728	27,728	-	-	-
Total contractual cash obligations	$ 349,596	$ 40,438	$ 86,929	$212,477	$ 9,752

  Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms and excludes agreements that are cancelable at anytime without penalty.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $115.0 million revolving credit facility and our senior subordinated notes. Borrowings under our $115.0 million credit facility bear interest, at our option, at the bank's base rate plus 0.50 percent or Eurodollar rate plus an adjustable margin, which ranges from 1.25% to 3.25% based on our previous 12 month adjusted earnings from operations. For fiscal year 2003 and 2002, the average daily balance outstanding under our credit facilities were $57.6 million and $24.8 million, respectively. In 2004, absent any additional business acquisitions, we expect the average balance of this facility to increase in proportion to the impacts of steel rod price inflation and its impacts on our sales prices and resulting accounts receivable. Increasing levels of accounts payable could provide an offsetting effect on the need to increase the credit facility's balance. An increase in the revolving credit facility's credit line is expected to be necessary to accommodate the financing of the higher costs of inventories compared to prior years. An average balance of the facility might exceed $100 million in 2004 based on these dynamics. Thus, a one percent change in the interest rate, assuming an average balance of $100 million in 2004, would cause a change in interest expense of approximately $1.0 million. A one percent change in the interest rate in fiscal year 2003 would have caused a change in interest expense of approximately $0.6 million.

We have exposure to price fluctuations and availability with respect to steel rod, our primary raw material. We negotiate purchase commitments that can last for a number of months in advance. We attempt to limit our exposure to price fluctuations and to ensure availability of material. Purchases from foreign sources are denominated in U.S. dollars. Our ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in world-wide demand for these materials, foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to tariffs which could prohibit them from shipping steel rod into the United States. Because steel rod comprises a substantial portion of our cost of goods sold (approximately 24% in fiscal 2003), any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations.

All the factors cited above in relation to foreign sourced steel, combined with a decrease in the capacity for producing wire rod by mills in the United States, have recently resulted in significant increases in cost that, at present, show little sign of abating. It is possible that the availability of this raw material might also be restricted. We expect to have access to the raw material supplies needed to meet the demands from customers but acknowledge that the dynamics of the steel market can change and thus have an adverse impact on our operations. We expect steel rod costs in 2004 to be higher than the costs incurred in 2003. In 2003, the decreased market demand for our products resulted in competitive pricing pressures that did not allow us to fully recover all of the cost increases for steel rod. Although we have historically been able to pass along most increases in steel rod prices to our customers and have generally been successful in doing so in 2004, as the year has evolved, competitive pressures may prevent us from doing so in the future. A significant decrease in our volume of raw material purchases could also result in the Company being unable to secure the type of volume purchase discounts we have received in the past. This could reduce cash flows from operations and impact future levels of profitability.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors
MMI Products, Inc.

We have audited the accompanying consolidated balance sheets of MMI Products, Inc. as of January 3, 2004 and December 28, 2002 and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three fiscal years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Products, Inc. at January 3, 2004 and December 28, 2002 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective December 30, 2001 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 25, 2004

MMI PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

ASSETS	January 3, 2004	December 28, 2002
Current assets:
Cash and cash equivalents	$ 3,529	$ 3,198
Accounts receivable, net of allowance for doubtful accounts of $1,514 and $1,450, respectively	70,784	58,004
Inventories	92,059	77,095
Income tax receivable	5,223	3,405
Deferred income taxes	3,776	4,606
Prepaid expenses and other current assets	1,691	1,100
Total current assets	177,062	147,408
Property, plant and equipment, net	81,577	66,277
Goodwill	61,047	49,678
Deferred charges and other assets	7,199	17,123
Total assets	$ 326,885	$ 280,486

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$39,609	$ 30,467
Accrued liabilities	12,376	17,857
Accrued interest	5,204	4,860
Current maturities of long-term obligations	2,155	1,422
Total current liabilities	59,344	54,606
Long-term obligations	275,317	224,802
Due to MMHC	6,372	5,084
Deferred income taxes	10,246	12,888
Other long-term liabilities	710	1,784

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive loss, net of tax of $255 and $696, respectively	(399)	(1,088)
Retained deficit	(40,407)	(33,292)
Total stockholder's deficit	(25,104)	(18,678)
Total liabilities and stockholder's deficit	$ 326,885	$ 280,486

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001

Net sales	$ 503,194	$ 504,609	$ 501,889
Cost of sales	430,954	425,975	412,666
Gross profit	72,240	78,634	89,223
Selling, general and administrative expense	51,850	48,735	46,265
Impairment of fixed assets (note 8)	--	3,763	--
Restructuring expense (note 8)	4,432	3,184	--
Other (income) expense, net	(903)	957	306
Income before interest and income taxes	16,861	21,995	42,652
Interest expense	28,377	25,606	25,189
Income (loss) before income taxes	(11,516)	(3,611)	17,463
Provision (benefit) for income taxes	(4,401)	(1,311)	7,522
Net income (loss)	$ (7,115)	$ (2,300)	$ 9,941

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance at December 30, 2000	$ 252	$ 15,450	$(19,275)	$ (376)	$ (3,949)
Net income	--	--	9,941	--	9,941
Additional minimum pension liability, net of tax	--	--	--	(236)	(236)
Comprehensive income	--	--	9,941	(236)	9,705
Dividend to MMHC	--	--	(16,142)	--	(16,142)
Balance at December 29, 2001	$ 252	$ 15,450	$(25,476)	$ (612)	$ (10,386)
Net loss	--	--	(2,300)	--	(2,300)
Additional minimum pension liability, net of tax	--	--	--	(476)	(476)
Comprehensive loss	--	--	(2,300)	(476)	(2,776)
Dividend to MMHC	--	--	(5,516)	--	(5,516)
Balance at December 28, 2002	$ 252	$ 15,450	$(33,292)	$ (1,088)	$ (18,678)
Net loss	--	--	(7,115)	--	(7,115)
Reduction of minimum pension liability, net of tax	--	--	--	655	655
Unrealized gain from hedging activities, net of tax	--	--	--	34	34
Comprehensive loss	--	--	(7,115)	689	(6,426)
Balance at January 3, 2004	$ 252	$ 15,450	$(40,407)	$ (399)	$ (25,104)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Operating activities:
Net income (loss)	$ (7,115)	$ (2,300)	$ 9,941
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,935	11,600	13,841
Amortization of bond premium and prepaid interest	229	133	(264)
Impairment of fixed assets	--	3,763	--
Provision for losses on accounts receivable	1,647	941	1,590
Deferred income taxes	725	(2,090)	(1,495)
(Gain) loss on sale of property, plant and equipment	(1,155)	121	373
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(13,597)	5,957	(4,172)
Inventories	(11,676)	(829)	7,797
Prepaid expenses and other assets	171	219	1,062
Accounts payable and accrued liabilities	2,480	(7,523)	(1,909)
Income taxes payable	(1,818)	(1,934)	(153)
Due to MMHC	1,288	1,999	2,995
Net cash (used in) provided by operating activities	(16,886)	10,057	29,606
Investing activities:
Acquisitions, net of cash acquired	(23,436)	--	(2,058)
Capital expenditures	(6,229)	(5,510)	(4,605)
Deposits relating to new equipment	5,666	(5,666)	--
Proceeds from sale of property, plant and equipment	3,616	49	305
Other	(214)	(64)	31
Net cash used in investing activities	(20,597)	(11,191)	(6,327)
Financing activities:
Proceeds from debt obligations	260,605	245,186	256,092
Payments on debt and capital lease obligations	(221,517)	(235,609)	(260,921)
Dividend to MMHC	--	(5,516)	(16,142)
Debt costs	(1,274)	(2,496)	(2,556)
Net cash provided by (used in) financing activities	37,814	1,565	(23,527)
Net change in cash and cash equivalents	331	431	(248)
Cash and cash equivalents, beginning of period	3,198	2,767	3,015
Cash and cash equivalents, end of period	$ 3,529	$ 3,198	$ 2,767
Supplemental Cash Flow Information:
Supplemental disclosure of non-cash investing activities:
Issuance of capital lease obligations	$ 9,003	$ 715	$ 1,304
Cash paid for interest	26,595	27,258	23,222
Cash paid (refunded) for income taxes	(2,878)	2,410	8,966

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2004

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

Fiscal Year

The Company follows a 52-53 week fiscal year ending on the Saturday closest to December 31. The 2003 fiscal year refers to the fifty-three week period ended January 3, 2004. The 2002 and 2001 fiscal years refer to the fifty-two week periods ended December 28, 2002 and December 29, 2001, respectively.

Reclassifications

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

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventories

Inventories are valued at the lower of average cost or market for most products other than welded steel reinforcement products. The welded steel reinforcement products division of the Concrete Construction Products segment values its inventory at the lower of first in, first out ("FIFO") cost or market.

Certain quantities of raw material are acquired on the Company's behalf by a broker. These inventories are stored under a consignment arrangement. Once certain acceptance provisions are met, title passes to the Company and inventory cost is recorded.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated useful lives are as follows:

Building and improvements 5 to 39 years

Machinery and equipment 2 to 20 years

Rental equipment 5 to 10 years

Depreciation expense was $11,459,000, $11,138,000, and $11,122,000 for fiscal years 2003, 2002 and 2001, respectively.

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

Goodwill

The Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that such carrying values may not be recoverable and at least annually as required by the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The valuation of impairment under SFAS 142 requires the use of forecasts, estimates, and assumptions as to the future performance of the operations. Actual results could differ from forecasts, resulting in a revision of the assumptions and, if required, recognition of an impairment loss. In determining the fair value of each reporting unit, the

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company estimates fair value by applying a range of multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"). In the event the carrying value exceeds the estimated fair value, the Company performs the required test to determine any potential goodwill impairment. If such impairments exist, the excess carrying value is written off as an impairment expense.

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

Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The creditworthiness of customers is continuously evaluated and the Company generally does not require collateral. No customer accounted for 10% or more of consolidated net sales for fiscal years 2003, 2002, and 2001.

The Company maintains an allowance for doubtful accounts receivable by providing for specifically identified accounts where collectibility is questionable and a general allowance based on the aging of the receivables, giving consideration to historical experience and current trends. A change in experiences or trends could require a material change in our estimate of the allowance for doubtful accounts. Uncollectible accounts receivable are written off when management deems an account's realizable value is less than the outstanding historical balance, and there is no further legal course of action.

Fair Value of Financial Instruments

The recorded value of monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, are considered to approximate their respective fair values at January 3, 2004 and December 28, 2002. The carrying values of senior subordinated debt are $200 million versus estimated fair values of $163.6 million and $184.5 million, at January 3, 2004 and December 28, 2002, respectively. The estimated fair values are based on the quoted market prices. The fair value of the revolving credit facility approximates its carrying value.

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issued Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities," in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective in financial statements for periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The interpretation had no impact in Fiscal 2003 and the Company does not expect it to have a material effect on its consolidated financial statements in 2004.

2. Acquisitions

On December 30, 2002, the Company purchased all of the issued and outstanding shares of Structural Reinforcement Products, Inc., ("SRP") a Delaware corporation for approximately $14.3 million in cash plus annual payments over a five year period totaling $4.3 million, including $0.7 million of imputed interest. Additionally, $9.4 million of bank related debt and interest was repaid. Acquired income tax benefits of approximately $2.5 million partially offset the $3.6 million present value of annual installment payments. Additional purchase consideration which is contingent upon and economically justified by the operating and financial success of the acquired facility, may be required to be paid in fiscal years 2004 through 2010. There were no such contingent payments in 2003. The acquisition of SRP provided the Company with significant improvements in the quality of production facilities which is consistent with management's overall plan to improve operating efficiencies and reduce costs. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. SRP is a manufacturer of welded steel reinforcement products in a "state-of-the-art" plant facility located in Hazleton, Pennsylvania. The results of operations of the acquired business are included in the Company's consolidated financial statements from the date of acquisition, December 30, 2002. None of the goodwill is expected to be tax deductible.

The following represents the payment/liability components of the total purchase price of the net assets acquired:

(in thousands)
Payment for SRP common stock	$ 14,285
Payment of bank related debt	9,368
Acquisition costs	318
Cash payments	23,971
Present value of contracted installment payments	3,600
Purchase price	$ 27,571

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following represents the Company's allocation of the purchase prices:

(in thousands)
Operating working capital	$ 4,264
Property, plant and equipment	9,113
Deferred income tax assets	2,545
Non-compete agreement	230
Goodwill	11,419
Net assets acquired	$ 27,571

3. Adoption of SFAS No. 142

Effective December 30, 2001, the Company adopted SFAS No. 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives, and requires that these assets be reviewed for impairment at least annually. Prior to the adoption of SFAS No. 142, the Company historically evaluated goodwill for impairment, when certain indicators were present, by comparing its total unamortized balance of goodwill to total projected undiscounted cash flows.

SFAS No. 142 requires that goodwill be tested for impairment at a reporting unit level upon adoption and at least annually thereafter. The Company determines the fair value of each reporting unit by using a multiple of EBITDA and comparing it to each reporting unit's carrying value. During the second quarter of fiscal 2002, the Company completed the transition impairment test as of December 30, 2001 and determined the adoption of this provision of the new rule had no impact on the Company's financial statements. The required annual tests as of January 3, 2004, and December 28, 2002, indicated no impairment of goodwill.

The following information provides net income for the fiscal year ended December 29, 2001, adjusted to exclude amortization expense relating to goodwill recognized in that fiscal year.

Fiscal Year Ended
December 29, 2001
(In thousands)
Reported net income	$ 9,941
Add back: Goodwill amortization, net of tax	2,284
Adjusted net income	$ 12,225

4. Dividends to MMHC

Availability of cash at MMHC for payments related to its credit facility and its cumulative preferred dividend obligation is principally dependent upon the Company's cash flows. The State of Delaware corporate law, the Company's Revolving Credit Facility agreement and the senior subordinated notes indenture require the Company to meet certain tests before any dividends can be paid to MMHC. In 2003, the Company did not pay a dividend to MMHC. The Company paid

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

dividends of $5.5 million and $16.1 million to MMHC in 2002 and 2001, respectively, for MMHC to make payments on the MMHC credit facility.

5. Details of Certain Balance Sheet Items

Inventories consisted of the following:

	January 3, 2004	December 28, 2002
	(In thousands)
Raw materials	$ 23,237	$ 21,480
Work-in-process	167	235
Finished goods	68,655	55,380
	$ 92,059	$ 77,095

Property, plant, and equipment consisted of the following:

	January 3, 2004	December 28, 2002
	(In thousands)
Land	$ 5,318	$ 4,915
Buildings and improvements	36,199	25,239
Machinery and equipment	100,353	89,649
Rental equipment	4,225	4,225
Total property, plant and equipment, gross	146,095	124,028
Less accumulated depreciation	64,518	57,751
Total property, plant, and equipment, net	$ 81,577	$ 66,277

Net machinery and equipment under capital lease obligations included in property, plant, and equipment totaled to $9,941,000 and $3,394,000, which is net of accumulated amortization of $4,498,000 and $6,880,000, at January 3, 2004 and December 28, 2002, respectively.

Deferred charges and other assets consisted of the following:

	January 3, 2004	December 28, 2002
	(In thousands)
Deferred charges	$ 5,670	$ 5,406
Intangible assets, net of accumulated amortization of $1,933, and 2,250	1,232	939
Assets held for sale	297	5,112
Deposits on machinery and equipment	--	5,666
Total deferred charges and other assets, net	$ 7,199	$ 17,123

Intangible assets are amortized on a straight-line basis over their respective estimated lives which are between 3 and 20 years. Estimated aggregate amortization expense related to intangible assets, other than goodwill, for the next five years is $662,000. Total amortization expense for fiscal years 2003, 2002 and 2001 was $476,000, $462,000, and $2,719,000 respectively. Selling, general and administrative expense in fiscal year 2001 included goodwill amortization of $2,284,000.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accrued liabilities consisted of the following:

	January 3, 2004	December 28, 2002
	(In thousands)
Accrued compensation	$ 2,535	$ 4,639
Accrued insurance	2,987	2,597
Accrued retirement benefits	425	1,462
Accrued restructuring costs	344	2,840
Other accrued liabilities	6,085	6,319
Total accrued liabilities	$ 12,376	$ 17,857

6. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	January 3, 2004	December 28, 2002
	(In thousands)
Revolving credit facility	$ 65,849	$ 24,189
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	187,940	187,711
13% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	2,928	--
Capital lease obligations	9,455	3,024
	277,472	226,224
Less current maturities	2,155	1,422
Long-term obligations	$ 275,317	$ 224,802

  Includes premium of $840 and $1,109, less prepaid interest of $1,600 and $2,098 as of January 3, 2004 and December 28, 2002, respectively.

Scheduled maturities of capital lease obligations and other long-term debt are as follows:

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Long-Term Debt	Capital Leases
	(In thousands)
2004	$ 723	$ 2,574
2005	772	2,504
2006	66,570	2,320
2007	200,712	2,189
2008	--	1,472
2009 and thereafter	--	--
	268,777	11,059
Less amount representing interest	--	1,604
	$ 268,777	$ 9,455

  Revolving Credit Facility

On May 8, 2003, MMI amended its revolving credit facility. One of the two incumbent senior lenders increased its participation and a new lender agreed to a $30 million participation. The total line of credit increased from $75 million with two participating lenders to $115 million with three participating lenders. The term of the current agreement expires December 12, 2006, and borrowings under the credit facility continue to be limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 55% of both the eligible finished goods inventory and eligible raw materials inventory plus 85% of eligible accounts receivable. The amount borrowable against finished goods inventory and raw materials inventory is further limited to $70.0 million.

The revolving credit facility was further amended on August 18, 2003. Borrowings under the credit facility now bear interest, at the Company's option, at either (i) a base rate (as announced from time to time by Fleet National Bank) plus an adjustable margin from zero to 0.50% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.25% to 3.25%. The adjustable margin relating to both the base rate and the Eurodollar base rate is based first on whether the Company has achieved a 1.10 fixed charge coverage ratio on a trailing twelve month basis, and then on a ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization). At January 3, 2004, the adjustable margins are at their maximum. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required. Such a swap agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that began being applied to $15 million of the principal balance outstanding over the three year period beginning on December 12, 2003. As of January 3, 2004, the average interest rate for this facility was 4.79%.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, limitations on incurrence of indebtedness, imposition of liens on assets, capital expenditures, mergers and

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

consolidations, disposition of assets, payment of dividends and other distributions, repayment or repurchase of subordinated indebtedness prior to maturity. The annual rent expense limitation is $20.0 million and the allowable capital lease obligation limit is $17 million. Bank approval is required for certain business acquisitions. The August 18, 2003 amendment included a modification of the required fixed charge coverage ratio for the three fiscal quarters through April 3, 2004. Although we can provide no assurance as to whether future covenant tests will be met, we expect that operational cash flows, giving effect to cash flows related to capital expenditures and income taxes, will be sufficient in relation to the defined fixed charges to achieve the ratios required by this amendment to the credit facility agreement.

The revolving credit facility is secured by all assets (other than those subject to capital lease obligations) and stock and is guaranteed by MMHC. Excess borrowing availability under the revolving credit facility at January 3, 2004, after taking into account borrowing base restrictions and outstanding borrowings and letters of credit, was approximately $26.9 million. Outstanding letters of credit (which cannot exceed $20.0 million) totaled $6.4 million and $4.9 million at January 3, 2004 and December 28, 2002, respectively. At April 1, 2004, excess borrowing availability was $35.3 million. Outstanding letters of credit at that date totaled $7.3 million.

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

  Exchange of 13% Notes for 11.25% Notes

On March 6, 2002, the Company exchanged $38.7 million in principal amount of the 13% Notes, on a par-for-par basis, for newly issued 11.25% Notes plus an aggregate cash payment of approximately $3 million funded by the revolving credit facility. The aggregate cash payment

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

was calculated by adding (i) the present value, as of the date of exchange, of the difference between the remaining interest payments on the 13% Notes versus the 11.25% Notes, and (ii) the difference between the accrued and unpaid interest on the 13% Notes and the 11.25% Notes between the last interest payment date and the date of exchange. The effective interest rate of these notes is 11.25% per annum.

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

7. Derivative Instrument.

MMI has entered into an interest rate swap agreement in conjunction with the second amendment of its revolving credit facility. This agreement effectively converts a portion of the revolving credit facilities floating-rate debt to a fixed-rate basis for the three years ending December 12, 2006. This agreement's notional amount of $15 million represents 23% of the total revolving credit facility debt balance at January 3, 2004. This derivative meets the cash flow hedge requirements of SFAS No.133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

Under the terms of the accounting standard, this derivative is deemed a perfectly effective hedge. Thus, any change in the derivative's fair value is reported as a component of "Accumulated Other Comprehensive Gain or Loss" in the Consolidated Balance Sheets and in the Consolidated Statements of Stockholder's Equity.

As of January 3, 2004, the fair value change of this derivative resulted in an unrealized $34,000 gain, net of tax, which is included in other comprehensive income (loss).

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8. Fixed Asset Impairments and Restructuring Charges

Beginning in early fiscal 2002, management began the process of evaluating the Company's existing network of manufacturing plants and distribution locations, and re-engineering business processes within facilities. The initiative's primary focus is the more effective utilization of assets and reduction of excess capacity through consolidation and rationalization.

In connection with this initiative, management approved a restructuring plan that commenced during the fourth quarter of 2002. Management's plan included the closure of three manufacturing facilities (Baltimore, Maryland; Oregon, Ohio; and Bartonville, Illinois), the shutdown of a production line at two different plants, and the closure of two distribution facilities. In connection with these activities, the Company recorded $0.8 million for severance payments associated with the termination of 149 employees, and $2.4 million related to other employee benefit costs and certain facility related costs, including remaining non-cancelable lease obligations.

A reconciliation of the restructuring charge activity associated with these restructuring costs as of January 3, 2004 is as follows (in thousands):

	Severance and Other Employee Related Costs	Facility Costs	Total
Restructuring provision	$ 1,242	$ 1,942	$3,184
Payments during 2002	(327)	(17)	(344)
Accrual balance at December 28, 2002	915	1,925	2,840
Payments during 2003	(837)	(1,659)	(2,496)
Accrual balance at January 3, 2004	$ 78	$ 266	$ 344

In conjunction with the facility closures, the Company recorded an impairment charge of $3.8 million for certain assets which have no future benefit to the Company. Additionally, $5.1 million of land and buildings (Baltimore, Maryland and Oregon, Ohio), and certain production equipment was reclassified as "held-for-sale" and included in other assets in 2002. During 2003 these assets were reclassified back to property, plant, and equipment as "assets held and used" per the requirements of SFAS No. 144, Accounting for the Impairment of Long-Lived Asset for exceeding the twelve month limitation as assets held for sale. These assets are still being marketed for sale and they are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded.

During 2003, the process of evaluating the network of manufacturing plants and distribution locations continued. Additional expenses associated with the three facilities closed in 2002 arose which had not been contemplated in the original estimated restructuring charge of $3.2 million.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

These additional expenses, plus expenses associated with the closure of a manufacturing facility in Whittier, California, amounted to $4.4 million.

9. Commitments and Contingencies

The Company leases warehouse and office space and certain machinery and equipment under operating leases. Future minimum lease payments on non-cancelable operating leases with remaining terms of one or more years consisted of the following at January 3, 2004 (in thousands):

2004	9,413
2005	8,180
2006	6,584
2007	5,217
2008	2,886
2009 and thereafter	9,752
Total	$ 42,032

Total rental expense for fiscal years 2003, 2002 and 2001 was $10,245,000, $8,640,000 and $8,316,000, respectively.

At January 3, 2004, the Company was unconditionally obliged to purchase inventory amounting to $4.6 million. This obligation will be recorded by the Company upon the transfer of title.

The Company is involved in a number of legal actions arising in the ordinary course of business. Claims have been made as a result of the closings of the Oregon, OH, and Chicago, IL plants. The Company has recorded an appropriate accrual for these contingencies. The various asserted claims and litigation in which it is involved are judged to not materially affect financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

10. Employee Benefit Plans

Defined Contribution Plan

Through January 31, 2002, the Company maintained two defined contribution plans - the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan") and the MMI Products, Inc. Pension Plan (the "Pension Plan"). Effective February 1, 2002, the two plans were merged. The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Merged Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Merged Plan. The Company matches employee contributions up to 2% of their individual compensation at a rate of 50%. The Company also contributes a discretionary amount to the Merged Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees covered by a collective bargaining agreement were not eligible for the previous plans nor are they eligible under the Merged Plan.

Under the Merged Plan, vesting in the Company's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution occurs over a three year period.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's cash contributions to the 401(k) Plan and the Pension Plan during fiscal years 2003, 2002 and 2001 were $914,000, $2,115,000 and $1,821,000, respectively.

Defined Benefit Plan

The Company maintains a retirement plan that covers former employees of the now closed Baltimore, Maryland manufacturing plant. The plan was established under a collective bargaining agreement with the union representing the employees. Plan benefits are based primarily on years of service. It is the policy of the Company to fund this plan currently based upon actuarial determinations and applicable tax regulations. The terminated employees had the option to receive an immediate lump sum benefit or remain in the plan and receive the defined benefit payments upon retirement. Most chose the lump sum option. The sum of the lump sum payments during 2003 exceeded the sum of the service cost and interest cost for the year. Therefore, settlement accounting under SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," was required. The effect of this and the plan curtailment impact on unrecognized prior service costs was a pension expense of $1.2 million that was included in restructuring expense.

	Fiscal Year Ended
	2003	2002
	(In thousands)
Change in benefit obligation:
Obligation at beginning of year	$ 3,378	$ 2,829
Service cost	--	115
Interest cost	111	202
Actuarial loss	173	448
Benefit payments	(85)	(216)
Effect of settlement	(2,308)	--
Obligation at end of year	$ 1,269	$ 3,378

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year Ended
	2003	2002
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$ 1,920	$ 2,217
Actual return on plan assets	41	191
Employer contributions	756	140
Actuarial loss	(97)	(412)
Benefit payments	(85)	(216)
Effect of settlement	(2,439)	--
Fair value of plan assets at end of year	96	1,920
Funded status at end of year	(1,173)	(1,458)
Unamortized prior-service cost	--	--
Unrecognized loss	711	1,784
Net amount recognized	$ (462)	$ 326
Amounts recognized in the consolidated balance sheets consist of:	January 3, 2003	December 28, 2002
	(In thousands)
Accrued benefit costs	$ (1,173)	$ (1,458)
Other comprehensive loss	711	1,784
Net amount recognized	$ (462)	$ 326

The plan's accumulated benefit obligation was $1,269,000 and $3,378,000 for fiscal years 2003 and 2002, respectively.

Plan Assets

The Company follows a policy of diversifying pension plan assets into U.S. equities, non-U.S. equities, fixed income and money markets. As of January 3, 2004, all of the plan assets were held in money markets to facilitate the lump sum payments related to the plan settlements. The contribution to the plan required for fiscal 2004 will bring plan assets to a level wherein investment diversification within the plan will return.

	Fiscal Year Ended
	2003	2002
Money market	100%	--
Mutual funds	--	45%
Equities	--	27%
Fixed income	--	25%
International equities	--	3%
Total	100%	100%

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year Ended
Components of net periodic benefit cost:	2003	2002	2001
	(In thousands)
Service cost	$ --	$ 115	$ 105
Interest cost	111	202	205
Expected return on plan assets	(41)	(191)	(210)
Amortization of prior-service cost	--	24	24
Amortization of net loss	33	80	39
Curtailment adjustments	--	147	--
Settlement adjustments	1,442	--	--
Net periodic benefit cost	$ 1,545	$ 377	$ 163

The amounts included within other comprehensive income arising from changes in the additional minimum pension liability for fiscal years 2003 and 2002, net of tax, was a gain of $655,000 and an expense of $476,000, respectively.

Gains and losses in excess of 10% of the greater of benefit obligation and the market-related value of assets are amortized over the average remaining working lifetime of participants expected to receive benefits.

	Fiscal Year Ended
	2003	2002	2001
Weighted average assumptions:
Discount rate	6.25%	6.75%	7.25%
Expected long-term rate of return on assets	7.50%	8.50%	8.50%

The Company also contributes to certain multi-employer, defined benefit plans covering certain employees under other collective bargaining agreements. Total expenses for these plans were $47,000, $594,000, and $441,000 for fiscal years 2003, 2002 and 2001 respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Income Taxes

Significant components of the provision (benefit) for income taxes, which are not allocated to the business segments, are as follows:

	Fiscal Year Ended
	2003	2002	2001
	(In thousands)
Current:
Federal	$ (4,787)	$ 639	$ 7,753
State and local	91	(162)	1,112
	(4,696)	477	8,865
Deferred:
Federal	1,295	(1,506)	(1,205)
State and local	(1,000)	(282)	(138)
	295	(1,788)	(1,343)
Total current and deferred	$ (4,401)	$ (1,311)	$ 7,522

The reconciliation of income tax computed at the 35% U.S. federal statutory tax rate to income tax expense is as follows for fiscal years 2003, 2002, and 2001:

	Fiscal Year Ended
	2003	2002	2001
	(In thousands)
Tax at U.S. statutory rate	$ (4,031)	$ (1,264)	$ 6,112
State and local income taxes, net of federal benefit	(591)	(293)	590
Goodwill	-	-	500
Other, net	221	246	320
Total	$ (4,401)	$ (1,311)	$ 7,522

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	January 3, 2004	December 28, 2002
Deferred tax liabilities:
Property, plant, and equipment	$ 13,635	$ 12,129
Intangible assets	2,076	1,527
Total deferred tax liabilities	15,711	13,656
Deferred tax assets:
Net operating losses	6,621	206
Inventory valuation	1,085	1,104
Allowance for doubtful accounts	684	714
Self-insurance accruals	1,165	1,012
Restructuring accruals	134	1,107
Other	1,151	1,438
Total deferred tax assets	10,840	5,581
Valuation allowance	1,599	206
Net deferred tax liabilities	$ 6,470	$ 8,281

The Company is a member of an affiliated group that includes its parent company, MMHC, which files a consolidated United States tax return. The Company's tax provision, including the deferred taxes reflected above, is computed as if it were a stand alone entity.

For the fiscal years 2003 and 2002, the Company has recorded a deferred tax benefit of $440,000 and $304,000, respectively, from the changes in the additional minimum pension liability and interest rate swap that is recorded as part of accumulated other comprehensive income.

At January 3, 2004, the Company has federal net operating loss carryforwards of $12,172,000 which expire at various dates between 2008 and 2023. In addition, the Company has state net operating losses of $33,732,000 expiring at various dates between 2006 and 2023. The income tax laws limit the Company's utilization of SRP's pre-acquisition net operating losses. Accordingly, the Company has increased its valuation allowance by $1,393,000, primarily to reflect this limitation.

12. Segment Reporting

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

Concrete Construction Products Segment

The Concrete Construction Products segment manufactures welded steel reinforcement products and a variety of concrete accessories. Concrete accessories include supports for steel reinforcing bars and welded steel reinforcement products, form ties, welded dowel assemblies, anchors and inserts. The concrete construction products are used in the construction of roads, bridges and other heavy construction projects including nonresidential buildings.

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

	Fiscal Year 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 289,341	$ 213,853	$ --	$ 503,194
Income before interest and income taxes	5,941	10,920	--	16,861
Interest expense	--	--	28,377	28,377
Income tax benefit	--	--	(4,401)	(4,401)
Net income (loss)	5,941	10,920	(23,976)	(7,115)
Depreciation and amortization	3,868	8,067	--	11,935
Segment assets (1)	126,583	178,392	21,910	326,885
Goodwill	17,258	43,789	--	61,047
Capital expenditures	1,488	4,627	114	6,229

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year 2002
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 290,415	$ 214,194	$ --	$ 504,609
Income before interest and income taxes	10,316	11,679	--	21,995
Interest expense	--	--	25,606	25,606
Income tax benefit	--	--	(1,311)	(1,311)
Net income (loss)	10,316	11,679	(24,295)	(2,300)
Depreciation and amortization	4,430	7,170	--	11,600
Segment assets (1)	115,741	135,135	29,610	280,486
Goodwill	17,258	32,420	--	49,678
Capital expenditures	2,236	3,137	137	5,510

	Fiscal Year 2001
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 269,781	$ 232,108	$ --	$ 501,889
Income before interest and income taxes	13,639	29,013	--	42,652
Interest expense	--	--	25,189	25,189
Income taxes	--	--	7,522	7,522
Net income (loss)	13,639	29,013	(32,711)	9,941
Depreciation and amortization	5,348	8,493	--	13,841
Segment assets (1)	118,998	151,749	16,311	287,058
Goodwill	17,258	32,420	--	49,678
Capital expenditures	1,173	3,413	19	4,605

  Segment assets include accounts receivable, inventory, goodwill and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

13. Quarterly Financial Data (Unaudited)

	2003 (by fiscal quarter)
	1	2	3	4
	(In thousands)
Net sales	$ 97,491	$135,116	$139,814	$130,773
Gross profit	13,893	18,819	21,356	18,172
Net income (loss)	(3,766)	(2,349)	925	(1,925)

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2002 (by fiscal quarter)
	1	2	3	4
	(In thousands)
Net sales	$115,910	$148,679	$132,656	$107,364
Gross profit	18,739	26,593	20,429	12,873
Net income (loss)	176	5,170	(2,456)	(5,190)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Disclosure Controls and Procedures

The certifying officers of MMI are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have; (i) designed such disclosure controls and procedures to ensure that material information relating to MMI, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared; and (ii) evaluated the effectiveness of MMI's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these principal executive officer and principal financial officer concluded that MMI's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in its periodic SEC filings.

MMI's certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth relevant information regarding our directors and executive officers, including their respective ages.

Name	Age	Position
Julius S. Burns	71	Chairman and Director
Thomas F. McWilliams	61	Director
Carl L. Blonkvist	67	Director
John M. Piecuch	55	President, Chief Executive Officer, and Director
Robert N. Tenczar	54	Vice President, Chief Financial Officer and Secretary
James M. McCall	61	Vice President; President of Ivy Steel and Wire Division
Lyle D. Bumgarner	61	Vice President; Manufacturing
Greg V. Mabry	44	Treasurer and Assistant Secretary

Julius S. Burns has been Chairman of our board since January 2, 2001. Until December 1, 2001, he served as our President and Chief Executive Officer for 12 years. Prior to that he served for 13 years as President and General Manager of Ivy Steel & Wire Company, Inc. Mr. Burns has 37 years of related industry experience.

Thomas F. McWilliams has been a director since 1992. Mr. McWilliams is a Managing Director of Citicorp Venture Capital, Ltd. ("CVC"), and a managing partner of CVC Equity Partners. He has been affiliated with CVC since 1983. Mr. McWilliams is a member of CVC's investment committee. Mr. McWilliams is a director of Ergo Science Corporation, Polar Corporation, Royster Clark Group, Inc., Strategic Industries, Inc., WCI Communities and Euramax International.

Carl L. Blonkvist has been a director since April 1997. Mr. Blonkvist is the former Senior Vice President and Chief Operating Officer of Page-Wheatcroft & Co. Mr. Blonkvist was Senior Vice President of Coca-Cola Foods from January 1994 to April 1996, and was a Senior Partner of Computer Science Corporation, a consulting firm, from 1991 to 1994. In 1984, Mr. Blonkvist formed Paragon Consulting Group, a consulting firm specializing in operations strategy, which was purchased by Computer Science Corporation in 1991. Mr. Blonkvist spent twenty years with Booz, Allen, and Hamilton as Senior Vice President and National Leader of their Operations practice.

John M. Piecuch has been our President and Chief Executive Officer and a director since December 17, 2001. Mr. Piecuch was formerly the President and Chief Executive Officer of Lafarge Corporation, one of the largest construction material companies in North America. Mr. Piecuch is a director of Brampton Brick Limited, a Canadian producer of construction and industrial products.

Robert N. Tenczar has been our Vice President, Chief Financial Officer and Secretary since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, Houston, Texas, his last assignment as Vice President - Finance of its EnviroTech Controls division.

James M. McCall has been employed by us and our predecessors in various management positions of increasing responsibility since 1975, as General Manager of Wire Mesh operations since 1989 and the President of the Ivy Steel and Wire division since 1999. Mr. McCall has 38 years of related industry experience.

Lyle D. Bumgarner has been employed by us since 1988 in various engineering and managerial positions, including Director of Manufacturing for Meadow Burke, Vice President of Manufacturing for Merchants Metals and since 1996, Vice President of Manufacturing for MMI Products, Inc. Mr. Bumgarner has worked in the wire industry for over 40 years, serving in various senior management positions both domestically and abroad.

Greg V. Mabry has been our Treasurer and Assistant Secretary since November 2001. Mr. Mabry was formerly employed by International Paper Company from 1987 to 2001.

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

Code of Ethics

The company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer and chief financial officer) and employees. The company has filed a copy of this Code of Ethics as Exhibit 99.1 to this Form 10-K.

 Item 11. Executive Compensation

The following table sets forth the compensation for fiscal years 2003, 2002, and 2001 awarded to or earned by our chief executive officer and other highly compensated individuals who served as executive officers during such period.

Summary Compensation Table

		Annual Compensation		All Other Compensation
Name and Principal Position (1)		Salary	Bonus	401(k)	Pension	Other

John M. Piecuch President and Chief Executive Officer	2003	$ 562,620	$ --	$ 2,000	$ 628	$ 13,284 (2)
	2002	561,070	450,000	3,273	--	102,626 (2)
	2001	46,635	--	--	--	--

Julius S. Burns Chairman of the Board, Former President and Chief Executive Officer	2003	126,342	--	--	4,672	--
	2002	393,134	--	--	25,040	--
	2001	631,008	--	--	25,807	--

Ronald R. Ross Former President and Chief Executive Officer	2003	--	--	--	--	--
	2002	--	--	--	--	--
	2001	220,009	--	--	--	300,000 (3)

James M. McCall Vice President; President - Ivy Steel and Wire Division	2003	213,300	--	2,000	4,672	--
	2002	208,650	37,000	2,171	15,444	--
	2001	199,608	89,304	1,248	14,338	--

Davy J. Wilkes Former Vice President; President - Meadow Burke Products Division (4)	2003	197,400	--	1,860	4,672	--
	2002	193,050	59,000	2,169	25,373	--
	2001	184,596	101,148	1,269	22,480	--

Robert N. Tenczar Vice President, Chief Financial Officer and Secretary	2003	188,650	--	1,779	1,226	--
	2002	183,830	25,092	2,293	9,231	--
	2001	175,780	68,289	1,271	8,111	--

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

  Represents amounts paid by the Company, on behalf of executive, for relocation.
  Represents severance paid to the former President & Chief Executive officer.
  Retired effective January 31, 2004.

Retirement Plans

Through January 31, 2002, the Company maintained two defined contribution plans - the MMI Products, Inc. 401(k) Savings Plan (the "401(k) Plan") and the MMI Products, Inc. Pension Plan (the "Pension Plan"). Effective February 1, 2002, the two plans have been merged. The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Merged Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Merged Plan. The Company will match employee contributions of up to 2% of their individual compensation at a rate of 50%. The Company will also contribute a discretionary amount to the Merged Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees covered by a collective bargaining agreement were not eligible for the previous plans nor are they eligible under the Merged Plan.

Under the Merged Plan, vesting in the Company's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution will be over a three year period.

Employment and Other Agreements

John M. Piecuch

John M. Piecuch our President and Chief Executive Officer has entered into an agreement which was executed on July 31, 2002. The agreement provides an annual salary of $550,000 and a bonus based on performance. A minimum bonus of $450,000 was guaranteed for fiscal 2002.

Julius S. Burns

Julius S. Burns, our Chairman of the Board, has entered into an employment agreement with us that will expire on April 30, 2004. The agreement provides a per diem payment to Mr. Burns of $2,873.56 for each day that he performs services under the agreement with a maximum annual salary of $750,000. The agreement also precludes Mr. Burns from competing with our company during the term of the agreement.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management

We are a wholly owned subsidiary of MMHC. The following table sets forth relevant information regarding the beneficial ownership of MMHC's capital stock as of January 3, 2004, by:

    each person who we know to beneficially own more than 5% of any class of voting securities of MMHC;
    each of our directors and named executive officers; and
    all directors and officers as a group.

MMHC has three classes of common stock. MMHC's Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share and Class C common stock, par value $0.01 per share vote together as a single class. The Class A common stock is the class into which all other classes of common stock are convertible, and until all classes are converted, has 17% of the combined voting power of all three classes of common stock. Each share of Class A common stock has voting power equal to its pro rata share of such 17.0% vote. The only outstanding shares of Class A common stock are held by Carl L. Blonkvist. The Class B common stock has 49.5% of the combined voting power of the three classes of common stock and is held by Court Square Capital, Limited ("Court Square") and its affiliates and associates. All of the Class B common stock shares will be voted in accordance with a majority of interest vote of such class, which is held by Court Square. The Class C common stock has 33.5% of the combined voting power of the three classes of common stock and is held by management of MMHC. Class B common stock is convertible into Class A common stock upon the first to occur of the date on which the outstanding number of shares of Class B common stock represents less than 45% of the outstanding common stock and upon a vote of the holders of a majority in interest of the Class B common stock to convert their shares of Class B common stock into Class A common stock. In addition, any holder of the Class B common stock, other than Court Square, may convert his or its shares to Class A common stock at such time as such person is no longer affiliated or associated with Court Square. The Class C common stock automatically converts into Class A common stock upon an initial public offering, if required by the underwriters, or at such time as no shares of Class B common stock are still outstanding. As of January 3, 2004, 2,000 shares of Class A common stock, 818,164 shares of Class B common stock and 177,565 shares of Class C common stock were outstanding.

5% Shareholders	Number of Shares of Common Stock			Percent of Class of Common Stock			Percentage of Total Voting Power(1)
	(In thousands)
	Class A	Class B	Class C	Class A	Class B	Class C

Court Square Capital, Limited (2)	--	662	--	--	80.9%	--	66.3%
c/o Citicorp Venture Capital, Ltd.
300 Park Avenue, 14th FL, Zone 4
New York, New York 10043

CCT Partners VI, L.P. (3) (4)	--	116	--	--	14.2%	--	11.7%
c/o Citicorp Venture Capital, Ltd.
300 Park Avenue, 14th FL, Zone 4
New York, New York 10043

Julius S. Burns (5)	--	--	74	--	--	42.0%	7.5%
400 N. Sam Houston Pkwy E., Suite 1200
Houston, Texas 77060

John M. Piecuch (6)	--	--	--	--	--	--	--
400 N. Sam Houston Pkwy E., Suite 1200
Houston, Texas 77060

Directors and Executive Officers	Number of Shares of Common Stock			Percent of Class of Common Stock			Percentage of Total Voting Power(1)
	(In thousands)
	Class A	Class B	Class C	Class A	Class B	Class C

Carl L. Blonkvist	2	--	--	100%	--	--	0.2%
5121 Tanbark Drive
Dallas, Texas 75229

James M. McCall	--	--	23	--	--	13.2%	2.4%
400 N. Sam Houston Pkwy E., Suite 1200
Houston, Texas 77060

Robert N. Tenczar	--	--	13	--	--	7.2%	1.3%
400 N. Sam Houston Pkwy E., Suite 1200
Houston, Texas 77060

Davy J. Wilkes	--	--	3	--	--	2.0%	0.4%
5110 Santa Fe Road
Tampa, Florida 33619

All directors and executive officers as a group	2	--	113	100%	--	64.4%	11.8%

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

(4) Thomas P. McWilliams has a 26.2% indirect interest in CCT Partners VI, L.P.'s investment in MMHC.

(5) Julius S. Burns is also Chairman of MMHC.

(6) John M. Piecuch is also President and Chief Executive Officer of MMHC. Mr. Piecuch has been granted an option to acquire 80,000 shares of MMHC junior preferred stock, of which 32,000 option shares are vested.

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

Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon our cash flows. State of Delaware corporate law, the Company's Revolving Credit Facility agreement and senior subordinated notes indenture require us to meet certain tests before any dividends can be distributed to MMHC. MMI paid no dividends to MMHC in 2003; thus, the MMHC senior annual obligation under the subordinated credit facility was serviced in kind.

Item 14. Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories (in thousands) are:

	Fiscal Year
	2003	2002
Audit fees	$ 251	$ 218
Audit-related fees	160	175
Tax fees	73	42
Total fees	$ 484	$ 435

Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, and S1 filings. Audit-related fees principally included due diligence in connection with acquisitions, accounting consultation and benefit plan audits. Tax fees included tax compliance, tax advice and tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

Included in Part II of this report:

Report of Independent Auditors

Consolidated Balance Sheets at fiscal year end 2003 and 2002

Consolidated Statements of Operations for fiscal years 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholder's Equity (Deficit) for fiscal years 2003, 2002, and 2001

Consolidated Statements of Cash Flows for fiscal years 2003, 2002, and 2001

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

21 Subsidiaries

24 Power of Attorney.

31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of John M. Piecuch, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Robert N. Tenczar, Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Code of Ethics

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

	SIGNATURE	TITLE	DATE
By:	/s/John M. Piecuch John M. Piecuch	President, Chief Executive Officer and Director (principal executive officer)	April 2, 2004
By:	/s/Robert N. Tenczar Robert N. Tenczar	Vice President and Chief Financial Officer (principal financial and accounting officer)	April 2, 2004
By:	* Julius S. Burns	Chairman and Director	April 2, 2004
By:	* Thomas F. McWilliams	Director	April 2, 2004
By:	* Carl L. Blonkvist	Director	April 2, 2004
* By:	/s/Robert N. Tenczar Robert N. Tenczar	Attorney-in-fact	April 2, 2004

Schedule II

MMI Products, Inc.

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal Year Ended January 3, 2004: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 1,450	$ 1,647	$ 1,583	$ 1,514
	1,928	113	307	1,734
Fiscal Year Ended December 28, 2002: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 1,813	$ 941	$ 1,304	$ 1,450
	1,147	1,502	721	1,928
Fiscal Year Ended December 29, 2001: Allowance for Doubtful Accounts Reserve for damaged and slow- moving inventory	$ 1,164	$ 1,590	$ 941(a)	$ 1,813
	395	752	--	1,147

(a) Uncollectible accounts written off, net of recoveries.

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

21 Subsidiaries (3)

24 Power of Attorney. (3)

31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1 Certification of John M. Piecuch, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)

32.2 Certification of Robert N. Tenczar, Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

99.1 Code of Ethics (3)

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
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 2002.