Form 10-Q
period 2004-04-03
MMI PRODUCTS INC
filed 2004-05-18
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended April 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 17, 2004, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

PART I.	Financial Information	Page Number

Item 1.	Condensed Consolidated Financial Statements and Notes.	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	Page 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 18

Item 4.	Disclosure Controls and Procedures.	Page 19

PART II.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K.	Page 20

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	April 3, 2004 (Unaudited)	January 3, 2004 (Note 1)
Current assets:
Cash and cash equivalents	$ 3,882	$ 3,529
Accounts receivable, net of allowance for doubtful accounts of $2,502 and $1,514, respectively	83,966	70,784
Inventories	103,180	92,059
Income tax receivable	80	5,223
Deferred income taxes	5,099	3,776
Prepaid expenses and other current assets	2,481	1,691
Total current assets	198,688	177,062
Property, plant and equipment, net	80,630	81,577
Goodwill	61,047	61,047
Deferred charges and other assets	6,255	7,199
Total assets	$ 346,620	$ 326,885

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 46,432	$ 39,609
Accrued liabilities	15,347	12,376
Accrued interest	10,933	5,204
Current maturities of long-term obligations	2,109	2,155
Total current liabilities	74,821	59,344
Long-term obligations	277,934	275,317
Due to MMHC	6,372	6,372
Deferred income taxes	11,662	10,246
Other long-term liabilities	710	710

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive loss, net of tax of $351 and $255, respectively	(550)	(399)
Retained deficit	(40,031)	(40,407)
Total stockholder's deficit	(24,879)	(25,104)
Total liabilities and stockholder's deficit	$ 346,620	$ 326,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Fiscal Quarter Ended
	April 3, 2004	March 29, 2003

Net sales	$ 151,405	$ 100,054
Cost of sales	118,642	79,414
Gross profit	32,763	20,640
Selling, general and administrative expenses	23,361	20,153
Other expenses, net	1,506	726
Income (loss) before interest and income taxes	7,896	(239)
Interest expense, net	7,268	6,867
Income (loss) before income taxes	628	(7,106)
Provision (benefit) for income taxes	252	(3,340)
Net income (loss)	$ 376	$ (3,766)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Quarter Ended
	April 3, 2004	March 29, 2003
Operating activities:
Net income (loss)	$ 376	$ (3,766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,039	3,009
Provision for losses on accounts receivable	1,503	414
Provision for losses on inventory	1,054	(272)
Deferred income taxes	93	1,289
Other	101	63
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(14,685)	(2,239)
Inventories	(12,175)	(2,790)
Prepaid expenses and other assets	(382)	(268)
Accounts payable and accrued liabilities	15,523	5,560
Income taxes receivable	5,143	(2,292)
Due to MMHC	-	1,076
Net cash used in operating activities	(410)	(216)
Investing activities:
Acquisitions, net of cash acquired	-	(23,601)
Capital expenditures	(1,770)	(2,077)
Deposits relating to new equipment	-	(829)
Other	33	(37)
Net cash used in investing activities	(1,737)	(26,544)
Financing activities:
Proceeds from debt obligations	46,534	70,982
Payments on debt and capital lease obligations	(44,018)	(43,999)
Debt costs	(16)	(51)
Net cash provided by financing activities	2,500	26,932
Net change in cash and cash equivalents	353	172
Cash and cash equivalents, beginning of period	3,529	3,198
Cash and cash equivalents, end of period	$ 3,882	$ 3,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries, Ivy Steel & Wire, Inc., MMI Management, Inc., and partnership interests in MMI Management Services L.P. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of products used in the commercial, infrastructure and residential construction industries within the United States. Many of the manufactured products in each of the Company's product lines are produced primarily from the same raw material, steel rod. The Company's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended January 3, 2004, included in the Form 10-K filed with the Securities and Exchange Commission on April 2, 2004.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of April 3, 2004, and the results of its operations and its cash flows for the three month periods ended April 3, 2004, and March 29, 2003. Operating results for the three months ended April 3, 2004, are not necessarily indicative of results that may be expected for the fiscal year ending January 1, 2005.

Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation. Freight-out expense related to deliveries to customers was previously netted in net sales and has been reclassified to cost of sales. Certain distribution expenses previously classified as cost of sales have been reclassified to selling, general and administrative expenses.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities," in January 2003 and amended FIN46 in December 2003. FIN 46 requires the party with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective in financial

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

statements for periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The interpretation had no impact in Fiscal 2003 and the Company does not expect it to have an effect on its consolidated financial statements in 2004.

2. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	April 3, 2004	January 3, 2004
	(Unaudited)
	(In thousands)
Raw materials	$ 32,084	$ 23,237
Work-in-process	1,406	167
Finished goods	69,690	68,655
	$ 103,180	$ 92,059

Property, plant, and equipment consisted of the following:

	April 3, 2004	January 3, 2004
	(Unaudited)
	(In thousands)
Land	$ 5,318	$ 5,318
Buildings and improvements	36,944	36,199
Machinery and equipment	101,311	100,353
Rental equipment	4,225	4,225
Total property, plant and equipment, gross	147,798	146,095
Less accumulated depreciation	67,168	64,518
Total property, plant, and equipment, net	$ 80,630	$ 81,577

Deferred charges and other assets consisted of the following:

	April 3, 2004	January 3, 2004
	(Unaudited)
	(In thousands)
Deferred charges	$ 5,097	$ 5,670
Assets held for sale	-	297
Intangible assets, net of accumulated amortization of $2,037 and $1,933	1,158	1,232
Total deferred charges and other assets, net	$ 6,255	$ 7,199

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

3. Detail of Certain Balance Sheet Items (continued)

During the first quarter of 2004, assets held for sale of $0.3 million were reclassified back to property, plant, and equipment as "assets held and used" per the requirements of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The accounting standard allows such items to be segregated as "held for sale" for only a twelve month period. These assets are still being marketed for sale and they are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded. There was no impact on the statement of operations as a result of this reclassification.

Long-term debt, including capital lease obligations, consisted of the following:

	April 3, 2004 (Unaudited)	January 3, 2004
	(In thousands)
Revolving credit facility	$ 69,057	$ 65,849
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	187,996	187,940
13% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	2,928	2,928
Capital lease obligations	8,762	9,455
	280,043	277,472
Less current maturities	2,109	2,155
Long-term obligations	$ 277,934	$ 275,317

  Includes premium of $774 and $840, less prepaid interest of $1,478 and $1,600 as of April 3, 2004, and January 3, 2004, respectively.

MMI has entered into an interest rate swap agreement which effectively converts a portion of the revolving credit facility's floating-rate debt to a fixed basis for the three years ending December 12, 2006. As of April 3, 2004, the fair value of this derivative was $(0.2) million. The change in fair value since January 3, 2004 resulted in an unrealized loss of $0.2 million, net of tax, which is included in other comprehensive income (loss).

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Detail of Certain Statement of Operations Items

Other expenses, net consisted of the following for the three months ended April 3, 2004 and March 29, 2003:

April 3, 2004	March 29, 2003
	(In thousands)
	(Unaudited)
Product liability provision	$ 500	$ --
Mexicali start-up expenses	116	--
Depreciation on idle equipment	263	30
Relocation of equipment	103	356
Pension expense, (closed facilities)	425	485
Other	284	84
Purchase discounts	(185)	(229)
	$ 1,506	$ 726

5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended April 3, 2004 and March 29, 2003 consisted of the following:

	April 3, 2004	March 29, 2003
(In thousands)
(Unaudited)
Net income (loss)	$ 376	$ (3,766)
Change in fair value of derivative instruments, net of income taxes	(151)	--
Comprehensive income (loss)	$ 225	$ (3,766)

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6. Segment Reporting

The Company has four operating units aggregated into two reportable segments: Fence and Concrete Construction Products. The Fence segment has two operating units that offer similar products and services. The Concrete Construction Products segment has two operating units that offer complimentary products and services within the concrete construction industry.

Summarized financial information concerning the reportable segments is shown in the following table. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

	Three Months Ended April 3, 2004
	Fence	Concrete ConstructionProducts	Corporate	Total
	(In thousands)
	(Unaudited)
Net sales	$ 78,696	$ 72,709	$ --	$151,405
Income before interest and income taxes	2,284	5,612	--	7,896
Interest expense	--	--	7,268	7,268
Income tax provision	--	--	252	252
Net income (loss)	2,284	5,612	(7,520)	376
Depreciation and amortization	826	2,213	--	3,039
Segment assets (1)	139,873	187,128	19,619	346,620
Goodwill	17,258	43,789	--	61,047
Capital expenditures	1,313	275	182	1,770

	Three Months Ended March 29, 2003
	Fence	Concrete ConstructionProducts	Corporate	Total
	(In thousands)
	(Unaudited)
Net sales	$ 53,052	$ 47,002	$ --	$100,054
Income (loss) before interest and income taxes	(803)	564	--	(239)
Interest expense	--	--	6,867	6,867
Income tax benefit	--	--	(3,340)	(3,340)
Net income (loss)	(803)	564	(3,527)	(3,766)
Depreciation and amortization	1,029	1,980	--	3,009
Segment assets (1)	121,867	158,010	33,025	312,902
Goodwill	17,258	43,944	--	61,202
Capital expenditures	429	1,604	44	2,077

  Segment assets include accounts receivable, inventory, goodwill, and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7. Restructuring Charges

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

A reconciliation of the restructuring charge activity associated with these restructuring costs as of April 3, 2004 is as follows (in thousands):

	Severance and Other Employee Related Costs	Facility Costs	Total
Accrual balance at January 3, 2004	78	266	344
Payments during 2004	--	(58)	(58)
Accrual balance at April 3, 2004	$ 78	$ 208	$ 286

8. Commitments and Contingencies

At April 3, 2004, the Company was unconditionally obliged to purchase inventory amounting to $1.0 million. This obligation will be recorded by the Company upon the transfer of title. Such purchase, when recorded, will result in an increase to inventory and a corresponding increase to current liabilities.

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of any asserted claim or litigation, no material affect on financial position or future operating results is expected. Claims have been made as a result of the closings of the Oregon, OH and Chicago, IL plants. The Company has recorded an appropriate accrual for these contingencies. The Company is also contingently liable to customers for certain product performance matters.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the condensed consolidated financial statements. Our estimation processes generally relate to potential bad debts, damaged and slow moving inventory, value of intangible assets, and health care and workers compensation claims. We base our judgments on historical experience and various other assumptions we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes to the condensed consolidated financial statements. Actual results could differ from our estimates.

For a complete discussion of the accounting policies we consider the most critical in the preparation of our consolidated financial statements, please refer to the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2004.

General

The following is an analysis of our financial condition and results of operations. You should read this analysis in conjunction with our condensed financial statements and accompanying notes to the condensed consolidated financial statements included on pages 3 through 11 of this report. Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation. Freight-out expense related to deliveries to customers was previously netted in net sales and has been reclassified to cost of sales. Certain distribution expenses previously classified as cost of sales have been reclassified to selling, general and administrative expenses.

Results of Operations for Fiscal Quarter Ended April 3, 2004 Compared to Fiscal Quarter Ended March 29, 2003

Net sales

	2004	%	2003	%	Increase	%
Fence . . . . . . . . . . . . . . . . . . . . . . . . . .	$78,696	52	$53,052	53	$25,644	(1)
Concrete Construction Products . . . . .	72,709	48	47,002	47	25,707	1
Total net sales . . . . . . . . . . . . . . . . . . .	$151,405	100	$100,054	100	$51,351	--

Consolidated net sales for the first quarter of 2004 increased $51.4 million or 51.3% as compared to the first quarter of 2003. The increase is due both to notably higher volume levels and the fact that selling prices for our products have increased in a range from 10% to over 50% on a year over year basis. Market activity in the first quarter of 2003 was depressed due to poor weather and an uncertain economic climate. During the first quarter of 2004, there has been further evidence of the beginning of a recovery in the markets served by MMI. Improved weather conditions and the shipment of certain large homeland security projects also played a part in the sales increase. We believe also contributing to volume increases were purchases by customers concerned with the future availability and rising costs of products given the increases during the first quarter in steel prices and the tightening of steel supply.

Fence

Net sales in the fence segment for the first quarter of 2004 were $78.7 million, $25.6 million or 48% higher than the $53.1 million of net sales in 2003. The increase reflects both higher volume and higher pricing. The fence segment experienced a difficult first quarter in 2003, due to poor weather, principally in the Northern U. S. In the first quarter of 2004, the percentage increase in these regions was particularly favorable. During the first quarter, the fence segment generated over $4.0 million in sales from homeland security type projects. In addition, as the impact of dramatically increasing steel costs and the possible tightening of product supply began to be apparent, some customers, wanting to obtain as much material as was feasible, increased their orders.

Concrete Construction Products

In the Concrete Construction Products segment, net sales in the first quarter of 2004 were $72.7 million, $25.7 million or 54.7% more than the $47.0 million of net sales in the first quarter of 2003. Both price and volume were the drivers. Most of the volume increase was due to improved market activity, some increase in market share, and undoubtedly some advanced purchasing. Tonnage sold of welded steel reinforcement products increased 47% over the first quarter of 2003. The manufacturing capabilities provided by the $9.0 million of new welding equipment, financed last year by capital lease obligations, allowed us to increase our market share of certain engineered structural products that we previously could not produce economically, or at all. Volume has also increased in the concrete accessories product line due to the geographic expansion in New England and the Pacific Northwest and improvements in market share. In the first quarter of 2004, we experienced an increase in commercial construction activity, particularly in tilt-up wall projects. As in the Fence segment, frequent price increases occurred during the first quarter of 2004, particularly in welded steel reinforcement products (products for which a large portion of the total cost is represented by the cost of steel).

Gross profit

	2004	%	2003	%	Increase	%
Fence . . . . . . . . . . . . . . . . . . . . . . . . . .	$18,483	24	$13,204	25	$5,279	(1)
Concrete Construction Products . . . . .	14,280	20	7,436	16	6,844	4
Total gross profit . . . . . . . . . . . . . . . .	$32,763	22	$20,640	21	$12,123	1

Gross profit in the first quarter of 2004 was $32.8 million, a $12.1 million or 59% increase over the $20.6 million of gross profit in the first quarter of 2003. The increase was primarily due to the implementation of higher prices to offset rising steel costs, as well as the fact that some of the steel consumed in the first quarter of 2004 was from inventories that had been acquired at prices below current levels. Increases in the volume of products sold were also a key factor.

Fence

Gross profit in Fence was $18.5 million, a $5.3 million increase as compared to gross profit of $13.2 million in the first quarter of 2003. The Fence segment gross margin of 23.5% for the quarter was actually less than the 24.9% in the first quarter of 2003. Many of the sales recorded during the early weeks of the first quarter were carryovers from large projects contracted for in 2003 at lower prices. These included homeland security work and some quantities of pipe and tubing used in fencing.

Concrete Construction Products

Gross profit in Concrete Construction Products was $14.3 million, a $6.8 million increase as compared to gross profit of $7.4 million in the first quarter of 2003. The increase was due to improved pricing, the beneficial, impact of higher volumes on operating efficiencies, and the fact that some steel consumed in the first quarter was from inventories that had been acquired at prices below current levels. As a result, the gross margin increased from 15.8% in the first quarter of 2003 to 19.6% in the first quarter of 2004.

Selling, general and administrative expenses

	2004	%	2003	%	Increase	%
Fence . . . . . . . . . . . . . . . . . . . . . . .	$15,882	20	$14,231	27	$1,651	(7)
Concrete Construction Products	7,479	10	5,922	13	1,557	(3)
Total selling, general and administrative expense. . . . . . . . . .	$23,361	15	$20,153	20	$3,208	(5)

First quarter of 2004 selling, general and administrative expense of $23.4 million was $3.2 million more than in the first quarter of 2003. After no incentive compensation and only a minimal retirement plan contribution in 2003, we accrued, approximately $1.3 million for bonus and retirement plan compensation expenses during the quarter. As well, expenses associated with an increase in the reserve for doubtful accounts, new distribution location related expenses, higher truck rental expenses, and higher costs for health and general liability insurance accounted for the majority of the year over year differential.

Fence

Selling, general and administrative expense of $15.9 million increased $1.7 million compared to the first quarter of 2003. The majority of this increase was for incentive and retirement plan compensation, an increase in the allowance for uncollectible accounts, and higher distribution activity. In addition, rental expense of over $0.5 million was incurred during the first quarter for new trucks used in the distribution of inventory. This equipment replaced trucks used in the first quarter of 2003 which were owned, many of which were already fully depreciated. The depreciation expense associated with their use in the first quarter of 2003 was less than $0.2 million.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense increased $1.6 million in 2004. The increases were primarily due to provisions for incentive and retirement compensation, the costs of operating two new distribution centers in the concrete accessories product line, higher distribution activity and the timing of some advertising expenses.

Other (income) expenses

	2004	%	2003	%	Increase	%
Fence . . . . . . . . . . . . . . . . . . . . . . . .	$317	--	$(224)	--	$541	--
Concrete Construction Products . . .	1,189	2	949	2	240	--
Total other (income) expense. . . . . .	$1,506	1	$725	1	$781	--

In the first quarter of 2004, other net expenses were $1.5 million. Approximately $0.8 million of this amount was associated with the continuation of our ongoing restructuring process, much of which relates to an estimated pension withdrawal expense associated with a closed manufacturing plant, and expenses associated with the establishment of our manufacturing operation in Mexicali, Mexico. Also included in other expense was a $0.5 million provision for the estimated costs associated with a product liability matter in the concrete accessories product line. In 2003, other expense of $0.7 million included $1.2 million of restructuring expenses offset by credits that did not recur in the first quarter of 2004.

Net income (loss)

Income (loss) before interest and income taxes	2004	%	2003	%	Increase	%
Fence . . . . . . . . . . . . . . . . . . . . . .	$2,284	3	$(803)	(1)	$3,087	4
Concrete Construction Products .	5,612	8	564	1	5,048	7
Total . . . . . . . . . . . . . . . . . . . . . .	7,896	5	(239)	--	8,135	6
Interest expense . . . . . . . . . . . . . .	7,268	5	6,867	7	401	(2)
Income tax expense (benefit) . . . .	252	--	(3,340)	(4)	3,592	4
Net income (loss). . . . . . . . . . . . .	$376	--	$(3,766)	(4)	$4,142	4

Interest expense. The increase in interest expense from $6.9 million in the first quarter of 2003 to $7.2 million in the first quarter of 2004 is due primarily to increased average borrowing under the revolving credit facility to fund an increased investment in working capital. As well, a 50 basis point increase in our revolver financing rate was assessed beginning in May, 2003 and continues until the Company complies with a fixed charge ratio of 1.1 in a computation that utilizes trailing twelve month numbers. The twelve month test returns as of the end of the second quarter. We anticipate meeting that test and eliminating the 50 basis point assessment.

Income tax expense (benefit). The increase in income tax expense is primarily due to the increase in income before interest and income taxes. The estimated effective rate for fiscal year 2004 is 40.1% as compared to the effective rate of 47.0% that was estimated as of the end of the first quarter in 2003. This decline in rate is due primarily to the impact of expenses not deductible for income tax purposes in relation to varying amounts of pre-tax income.

Liquidity and Capital Resources

Working capital

Working capital at April 3, 2004 was $123.9 million compared to $99.6 million at March 29, 2003. The increase is primarily due to accounts receivable ($23.3 million increase) and inventories ($19.7 million increase) partially offset by a $13.2 million increase in accounts payable and accrued liabilities, a $5.6 million decrease in accrued income tax receivable, and the refund in July 2003 of $5.7 million in deposits on equipment that had been disbursed through the end of the first quarter of 2003. The increase in accounts receivable is primarily due to the increase in sales of $51.4 million in the first quarter of 2004 as compared to the same period in 2003. Even though accounts receivable balances were higher at the end of the first quarter 2004, the days sales outstanding statistics actually improved on a year over year basis. Accounts aged over 60 days were seven percentage points lower than at the same point last year. The inventory increase was primarily in the fence business, as a higher volume of finished goods were manufactured and purchased in light of strong demand for such products and as the traditionally more active spring season approached. The increase in the cost of steel was also an important factor. Accounts payable increased $11.6 million in relation to the $19.7 million inventory increase. Some providers of steel continued to hold customers to previously established credit limits despite the rapidly escalating price of steel. Accrued liabilities increased primarily due to provisions for incentive and retirement compensation and the estimated cost of the product liability matter.

Working capital will generally increase during the Winter and Spring seasons as inventory is manufactured and purchased in anticipation of the busier Spring and Summer sales seasons and for the resulting increase in accounts receivable. The Company's revolving credit facility is structured in a manner that is intended to cover these requirements. However, considering the cost inflation occurring for inventory, and the higher accounts receivable balances resulting from sales price increases, the Company has applied to its senior lenders for an increase in the credit line of its revolving credit facility from $115 million to $150 million (see credit facility discussion below).

Cash flow

Operations utilized $0.4 million of cash in 2004 as compared to $0.2 million in 2003. The increase in net income was offset by the increases in working capital as discussed above.

Investing activities. Capital expenditures utilized $1.8 million of cash in 2004, which was generally comparable to prior years. The first quarter of 2003 also included an increase in deposits of $0.8 million on machinery and equipment. We estimate that total capital expenditures for 2004 will be in a range of $9.0 to $11.0 million. We anticipate receiving capital lease financing for a portion of this investment. Annual capital expenditures are currently limited to $20.0 million by our revolving credit facility. The first quarter of 2003 included the acquisition of Structural Reinforcement Products, Inc. "SRP", on December 30, 2002 for $27.3 million, including $24.0 million of cash funded by the revolving credit facility.

Financing activities provided cash of $2.5 million in the first quarter of 2004 as compared to $26.9 million provided in 2003. The major borrowing in 2003 was $24.0 million for the purchase of SRP.

Liquidity and capital resources

Credit Facility. At the end of the first quarter of 2004, and prior to the $11.3 million semi-annual interest payment on the 11.25% and 13.0% notes, excess availability under our revolving credit facility was $34.6 million. The amount borrowed at the end of the quarter was $69.1 million. Since the interest payment on April 15, 2004, excess availability has averaged approximately $28 million. The computed borrowing base is now approximately $125 million and is expected to continue to increase as higher priced steel is introduced into inventory. Thus, the need for an increase in our revolving credit facility credit line is apparent. MMI has applied to its senior lenders for a $35 million increase in the credit line from $115 million to $150 million. We expect to receive formal notification of the lenders' approval by the end of May 2004, although there can be no assurance given as to the ultimate approval. Compliance with the fixed charge coverage ratio covenant in the revolving credit facility, based on results during the nine months ended April 3, 2004, was achieved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $115.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at either the bank's base rate plus an adjustable margin, which ranges from 0.00% to 0.50% or a Eurodollar rate plus an adjustable margin, which ranges from 1.25% to 3.25%. The maximum adjustable margins of 0.50% and 3.25% reduce to 0.25% and 2.75% once a fixed charge ratio covenant of 1.10 (utilizing trailing twelve months performance data) is achieved. Both adjustable margins are based on our previous 12 month adjusted earnings from operations once the fixed charge coverage ratio coverage of 1.10 (utilizing trailing twelve months performance data) is achieved. For the three months ended April 3, 2004, the average daily balance outstanding under our credit facility was $71.1 million. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. Such a swap agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that will be applied to $15.0 million of the principal balance outstanding over the three year period that began on December 12, 2003. In 2004, absent any additional business acquisitions, we expect the average balance of this facility will be approximately $100 million. Based on this balance, a one percent change in the interest rate would cause a change in interest expense of approximately $1.0 million. A one percent change in the interest rate for the first three months ended April 3, 2004, would have caused a change in interest expense of approximately $0.2 million.

We also have exposure to price fluctuations and availability with respect to steel rod, our primary raw material. This is particularly apparent in the current market environment. Over the last five months, steel costs have in some months, increased by double digit percentages over the cost of the immediately preceding month. Since September of 2003, our costs of purchased steel have increased over 60%. Since January 2004, the magnitude of increase has ranged from 40% to 60%, depending upon the grade and source of the material. Today, the availability of steel is driven by the dynamics of overall world consumption increases: heavily influenced, it would appear, by China. As well, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to tariffs which could prohibit them from shipping steel rod into the United States. At the same time, the production of steel rod in the United States has decreased. In addition, some domestic producers of rod have shifted some production to rebar. Obtaining the required tonnage of steel rod has become more difficult. In April 2004, we incurred some spot shortages of certain sizes of steel rod on the east coast. Although we may face spot shortages during future months, we expect to have access to adequate raw material supplies needed to meet most customer demands. However, we acknowledge the dynamics of the steel market can change and thus could have an adverse impact on our operations.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 3, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports filed with the SEC as of April 3, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 3, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

A Form 8-K was filed with the Commission on March 22, 2004, reporting fourth quarter and fiscal year end 2003 results.

A Form 8-K was file with the Commission on March 25, 2004, reporting a Regulation FD disclosure on the Company's fourth quarter 2003 quarterly conference call with market analysts and holders and potential holders of the Company's senior subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: May 18, 2004	By: /s/Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)