Form 10-Q
period 2004-07-03
MMI PRODUCTS INC
filed 2004-08-17
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended July 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on August 16, 2004, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

PART I.	Financial Information	Page Number

Item 1.	Condensed Consolidated Financial Statements and Notes (unaudited).	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	Page 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 24

Item 4.	Controls and Procedures.	Page 24

PART II.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K.	Page 25

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	July 3, 2004 (Unaudited)	January 3, 2004 (Note 1)
Current assets:
Cash and cash equivalents	$ 4,410	$ 3,529
Accounts receivable, net of allowance for doubtful accounts of $3,375 and $1,514, respectively	95,213	70,784
Inventories	128,757	92,059
Income tax receivable	--	5,223
Deferred income taxes	7,124	3,776
Prepaid expenses and other current assets	2,267	1,691
Total current assets	237,771	177,062
Property, plant and equipment, net	78,256	81,577
Goodwill	61,047	61,047
Deferred charges and other assets	6,159	7,199
Total assets	$ 383,233	$ 326,885

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 47,574	$ 39,609
Accrued liabilities	24,107	12,376
Accrued interest	5,309	5,204
Income tax payable	8,178	--
Current maturities of long-term obligations	2,799	2,155
Total current liabilities	87,967	59,344
Long-term obligations	290,222	275,317
Due to MMHC	6,372	6,372
Deferred income taxes	12,562	10,246
Other long-term liabilities	--	710

Stockholder's deficit:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	15,450	15,450
Accumulated other comprehensive loss, net of tax of $171 and $255, respectively	(269)	(399)
Retained deficit	(29,323)	(40,407)
Total stockholder's deficit	(13,890)	(25,104)
Total liabilities and stockholder's deficit	$ 383,233	$ 326,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$ 185,438	$ 138,642	$ 336,843	$ 238,696
Cost of sales	130,436	112,477	249,078	191,891
Gross profit	55,002	26,165	87,765	46,805
Selling, general and administrative expenses	27,478	20,203	50,839	40,356
Other expense, net	2,262	1,087	3,768	1,813
Income before interest and income taxes	25,262	4,875	33,158	4,636
Interest expense, net	7,385	6,757	14,653	13,624
Income (loss) before income taxes	17,877	(1,882)	18,505	(8,988)
Provision (benefit) for income taxes	7,169	467	7,421	(2,873)
Net income (loss)	$ 10,708	$ (2,349)	$ 11,084	$ (6,115)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2004	June 28, 2003
Operating activities:
Net income (loss)	$ 11,084	$ (6,115)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,755	5,904
Provision for losses on accounts receivable	3,081	898
Provision for losses on inventory	1,785	499
Deferred income taxes	(1,032)	1,777
Other	666	(695)
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(27,510)	(18,921)
Inventories	(38,483)	(2,952)
Prepaid expenses and other assets	961	(360)
Accounts payable and accrued liabilities	19,090	9,907
Income taxes	13,401	(1,879)
Due to MMHC	--	1,076
Net cash used in operating activities	(10,202)	(10,861)
Investing activities:
Acquisitions, net of cash acquired	--	(23,659)
Capital expenditures	(3,530)	(4,362)
Deposits relating to new equipment	(482)	(2,802)
Other	52	(6)
Net cash used in investing activities	(3,960)	(30,829)
Financing activities:
Proceeds from debt obligations	118,441	136,216
Payments on debt and capital lease obligations	(103,003)	(90,521)
Debt costs	(395)	(658)
Net cash provided by financing activities	15,043	45,037
Net change in cash and cash equivalents	881	3,347
Cash and cash equivalents, beginning of period	3,529	3,198
Cash and cash equivalents, end of period	$ 4,410	$ 6,545

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

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of July 3, 2004, and the results of its operations for the three and six month periods ended July 3, 2004, and June 28, 2003, and its cash flows for the six month periods ended July 3, 2004, and June 28, 2003. Operating results for the three and six months periods ended July 3, 2004, are not necessarily indicative of results that may be expected for the fiscal year ending January 1, 2005.

Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation. Freight-out expense related to deliveries to customers was previously included in net sales and has been reclassified to cost of sales. Certain distribution expenses previously classified as cost of sales have been reclassified to selling, general and administrative expenses.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	July 3, 2004	January 3, 2004
	(In thousands)
Raw materials	$ 39,508	$ 23,237
Work-in-process	1,143	167
Finished goods	88,106	68,655
	$ 128,757	$ 92,059

Property, plant, and equipment consisted of the following:

	July 3, 2004	January 3, 2004
	(In thousands)
Land	$ 5,318	$ 5,318
Buildings and improvements	37,652	36,199
Machinery and equipment	101,199	100,353
Rental equipment	4,225	4,225
Total property, plant and equipment, gross	148,394	146,095
Less accumulated depreciation	(70,138)	(64,518)
Total property, plant, and equipment, net	$ 78,256	$ 81,577

Deferred charges and other assets consisted of the following:

	July 3, 2004	January 3, 2004
	(In thousands)
Deferred charges	$ 4,585	$ 5,670
Assets held for sale	--	297
Deposits on machinery & equipment	482	--
Intangible assets, net of accumulated amortization of $2,146 and $1,933	1,092	1,232
Total deferred charges and other assets, net	$ 6,159	$ 7,199

During the first quarter of 2004, assets held for sale of $0.3 million were reclassified back to property, plant, and equipment as "assets to be held and used" per the requirements of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The accounting standard allows such items to be segregated as "held for sale" for only a twelve month period. These assets are still being marketed for sale and they are recorded at amounts not in excess of what management currently expects to receive upon sale, less cost of disposal; however, the amounts the Company will ultimately realize are dependent on numerous factors, some of which are beyond management's ability to control, and could differ materially from the amounts currently recorded.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Detail of Certain Balance Sheet Items (continued)

Accrued liabilities consisted of the following:

	July 3, 2004	January 3, 2004
	(In thousands)
Accrued compensation	$ 8,449	$ 3,143
Accrued self insurance	4,594	2,987
Accrued retirement plan contributions	2,538	425
Accrued restructuring costs	273	344
Other accrued liabilities	8,253	5,477
Total accrued liabilities	$ 24,107	$ 12,376

Long-term debt, including capital lease obligations, consisted of the following:

	July 3, 2004	January 3, 2004
	(In thousands)
Revolving credit facility	$ 82,373	$ 65,849
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	188,052	187,940
13% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	2,928	2,928
Capital lease obligations	8,368	9,455
	293,021	277,472
Less current maturities	(2,799)	(2,155)
Long-term obligations	$ 290,222	$ 275,317

  Includes premium of $708 and $840, less prepaid interest of $1,356 and $1,600 as of July 3, 2004, and January 3, 2004, respectively.

On May 28, 2004, the Company amended its revolving credit facility to increase the aggregate revolving credit commitment from $115 million to $150 million and to increase the aggregate maximum amount of the borrowing base attributable to inventory from $70 million to $80 million. In addition, the covenants regarding permitted business acquisitions and distributions by the Company were amended to increase the required revolving credit availability from $10 million to $20 million after giving effect to such an event. In the case of distributions, the $20 million availability must also be met on average for the three month period immediately prior to the distribution. No other significant terms were modified. At July 3, 2004, the excess borrowing availability under the revolving credit facility, after taking into account borrowing base restrictions, outstanding borrowings, and outstanding letters of credit of $7.3 million, was approximately $42.8 million.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Detail of Certain Balance Sheet Items (continued)

Effective June 1, 2004, the margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was decreased by 50 basis points and 25 basis points, respectively, as the fixed charge covenant test achieved a ratio in excess of 1.1 utilizing trailing twelve month results.

MMI has entered into an interest rate swap agreement which effectively converts a portion of the revolving credit facility's floating-rate debt to a fixed basis for the three years ending December 12, 2006. As of July 3, 2004, the fair value of this derivative was $270,000. The change in fair value since January 3, 2004 resulted in an unrealized gain of $130,000, net of tax, which is included in other comprehensive income (loss).

3. Detail of Certain Statement of Operations Items

Other expenses, net, consisted of the following for the three and six month periods ended July 3, 2004 and June 28, 2003, respectively:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(In thousands)
Depreciation on idle equipment	863	49	1,126	79
Relocation of equipment	34	739	158	1,096
Expenses related to closed facilities	380	1,086	976	1,771
Acquisition costs	992	--	992	--
Purchase discounts	(102)	(124)	(287)	(354)
(Gain)/Loss on sale of fixed assets	18	(818)	53	(813)
Other	77	155	750	34
	$ 2,262	$ 1,087	$ 3,768	$ 1,813

At the end of 2003, approximately $5.4 million of assets held for sale during 2003 were reclassified back to property, plant and equipment as "assets to be held and used." In the second quarter of 2004, the Company recognized approximately $575,000 of depreciation expense related to these assets that had been deferred per the requirements of SFAS No. 144 while the assets were held for sale. This amount has been included in depreciation on idle equipment.

In the second quarter 2004, the Company wrote off direct costs of $992,000 incurred in previous periods related to possible business acquisitions. Negotiations for these acquisition targets are currently postponed.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended July 3, 2004 and June 28, 2003, respectively, consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(In thousands)
Net income (loss)	$ 10,708	$ (2,349)	$ 11,084	$ (6,115)
Change in fair value of derivative instrument, net of income taxes	281	--	130	--
Reduction of minimum pension liability, net of income taxes	--	615	--	615
Comprehensive income (loss)	$ 10,989	$ (1,734)	$ 11,214	$ (5,500)

5. Segment Reporting

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

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Segment Reporting (continued)

	Three Months Ended July 3, 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 94,392	$ 91,046	$ --	$185,438
Income before interest and income taxes	10,627	14,635	--	25,262
Interest expense	--	--	7,385	7,385
Income tax provision	--	--	7,169	7,169
Net income (loss)	10,627	14,635	(14,554)	10,708
Depreciation and amortization	1,212	2,504	--	3,716
Capital expenditures	1,207	353	200	1,760

	Three Months Ended June 28, 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 79,636	$ 59,006	$ --	$138,642
Income before interest and income taxes	1,396	3,479	--	4,875
Interest expense	--	--	6,757	6,757
Income tax provision	--	--	467	467
Net income (loss)	1,396	3,479	(7,224)	(2,349)
Depreciation and amortization	1,022	1,873	--	2,895
Capital expenditures	564	1,540	181	2,285

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Segment Reporting (continued)

	Six Months Ended July 3, 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 173,088	$ 163,755	$ --	$ 336,843
Income before interest and income taxes	12,911	20,247	--	33,158
Interest expense	--	--	14,653	14,653
Income tax provision	--	--	7,421	7,421
Net income (loss)	12,911	20,247	(22,074)	11,084
Depreciation and amortization	2,038	4,717	--	6,755
Segment assets (1)	160,230	201,851	21,152	383,233
Goodwill	17,258	43,789	--	61,047
Capital expenditures	2,520	628	382	3,530

	Six Months Ended June 28, 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 132,688	$ 106,008	$ --	$ 238,696
Income before interest and income taxes	593	4,043	--	4,636
Interest expense	--	--	13,624	13,624
Income tax benefit	--	--	(2,873)	(2,873)
Net income (loss)	593	4,043	(10,751)	(6,115)
Depreciation and amortization	2,051	3,853	--	5,904
Segment assets (1)	127,123	165,694	41,317	334,134
Goodwill	17,258	44,001	--	61,259
Capital expenditures	993	3,144	225	4,362

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

In connection with this initiative, management approved a restructuring plan that commenced during the fourth quarter of 2002. Management's plan included the closure of three manufacturing facilities (Baltimore, Maryland; Oregon, Ohio; and Bartonville, Illinois), the shutdown of a production line at two different plants, and the closure of two distribution facilities. In connection with these activities, the Company recorded $0.8 million for severance payments associated with the termination of 149 employees, and $2.4 million related to other employee benefit costs and certain facility related costs, including remaining non-cancelable lease obligations. The Company has made payments associated with these restructuring costs during 2004 of $71,000 resulting in a remaining accrual of $273,000 at July 3, 2004.

On July 26, 2004, the sale of the Baltimore, Maryland manufacturing facility was completed. The transaction will result in a gain of approximately $900,000 being recognized in the third quarter of 2004.

7. Commitments and Contingencies

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of any asserted claim or litigation, no material affect on financial position or future operating results is expected. The Company enters into certain purchase commitments in the ordinary course of business and the Company is contingently liable to customers for certain product performance matters. Claims have also been made as a result of the closings of the Oregon, Ohio and Chicago, Illinois plants. The Company has recorded appropriate accruals for probable losses related to these commitments and contingencies.

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

For a complete discussion of the accounting policies we consider the most critical in the preparation of our consolidated financial statements, please refer to the Company's 2003 Form 10-K filed with the Securities and Exchange Commission on April 2, 2004.

General

The following is an analysis of our consolidated financial condition and results of operations. You should read this analysis in conjunction with our condensed consolidated financial statements and accompanying notes included on pages 3 through 13 of this report. Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation. Freight-out expense related to deliveries to customers was previously included in net sales and has been reclassified to cost of sales. Certain distribution expenses previously classified as cost of sales have been reclassified to selling, general and administrative expenses.

Results of Operations for Fiscal Quarter Ended July 3, 2004 Compared to Fiscal Quarter Ended June 28, 2003

Net sales

	2004	2003	Increase (Decrease)
Fence	$94,392	$79,636	$14,756
Percent of total net sales	51%	57%	(6)%
Concrete Construction Products	$91,046	$59,006	$32,040
Percent of total net sales	49%	43%	6%
Total net sales	$185,438	$138,642	$46,796

Consolidated net sales for the second quarter of 2004 increased $46.8 million or 33.8% as compared to the second quarter of 2003. The majority of the increase is due to price adjustments made in light of the increased cost, primarily for steel rod, and in the fence business, for steel pipe and tubing and galvanized wire. Volume increases were primarily due to new business and higher share from MMI's existing customer base, the opening of new concrete accessories distribution locations in New England and the Pacific Northwest, related volumes from new customers, and improvement in market activity. In the second quarter of 2003, the market conditions were depressed due to poor weather, an uncertain economic climate and lower infrastructure spending.

Fence

Net sales in the fence segment for the second quarter of 2004 were $94.4 million, $14.8 million or 18.5% higher than the $79.6 million of net sales in 2003. The increase reflects higher pricing to cover increased costs of steel rod, steel pipe and tubing and galvanized wire, offset partially by lower volume related to chain link and related products. The decline in volume is believed to be relatively temporary due to the "pre-buying" behavior of customers during the first quarter of 2004 related to their concerns about price increases and product availability.

Concrete Construction Products

In the Concrete Construction Products segment, net sales in the second quarter of 2004 were $91.0 million, $32.0 million or 54.3% more than the $59.0 million of net sales in the second quarter of 2003. The increase is due to both higher price levels and volumes. The higher price levels include adjustments to reflect the increased costs for new steel rod purchases as well as favorable changes to the Company's mix of products sold. Volume gains were supported by new production equipment installed in the second half of 2003, geographic expansion through the establishment of new distribution facilities and the benefits associated with initiatives to improve customer service.

Gross profit

	2004	2003	Increase
Fence	$30,016	$16,087	$13,929
Percent of segment net sales	32%	20%	12%
Concrete Construction Products	$24,986	$10,078	$14,908
Percent of segment net sales	27%	17%	10%
Total gross profit	$55,002	$26,165	$28,837
Percent of total net sales	30%	19%	11%

Gross profit in the second quarter of 2004 was $55.0 million, a $28.8 million or 110% increase over the $26.2 million of gross profit in the second quarter of 2003. The increase was primarily due to the implementation of higher prices to offset rising steel costs, as well as the fact that some of the steel consumed in the second quarter of 2004 was from inventories that had been acquired at prices below current levels. Increases in the volume of products sold also allowed the manufacturing plants to run more efficiently, resulting in a favorable impact on gross profit. The higher level of profitability also reflected the benefits of the company's ongoing restructuring initiatives, which have improved cost levels and operating efficiencies.

Fence

Gross profit in Fence was $30.0 million, a $13.9 million increase as compared to gross profit of $16.1 million in the second quarter of 2003. The fence segment gross margins increased from 20.2% in the second quarter of 2003 to 31.8% in 2004. The second quarter benefited from the fact that some of the steel consumed was from inventories that had been acquired at prices below the new purchase cost and the favorable per unit cost impact of running the fence manufacturing plants at higher operating levels. Also contributing to the increase in gross profit was the benefit of shifting chain link fabric production from the now shutdown and sold Whittier, California plant to Mexico and other ongoing manufacturing process improvements.

Concrete Construction Products

Gross profit in Concrete Construction Products was $25.0 million, a $14.9 million increase as compared to gross profit of $10.1 million in the second quarter of 2003. The segment's gross margins increased from 17.1% in the second quarter of 2003 to 27.4% in the second quarter of 2004. The increase was due to improved pricing, the beneficial impact of higher volumes on operating efficiencies, improved product mix and the fact that some steel consumed in the second quarter was from inventories that had been acquired at prices below current levels.

Selling, general and administrative expenses

	2004	2003	Increase
Fence	$18,258	$14,550	$3,708
Percent of segment net sales	19%	18%	1%
Concrete Construction Products	$9,220	$5,653	$3,567
Percent of segment net sales	10%	10%	--%
Total selling, general and administrative expenses	$27,478	$20,203	$7,275
Percent of total net sales	15%	15%	--%

Second quarter 2004 selling, general and administrative expense of $27.5 million was $7.3 million more than in the second quarter of 2003. As a percentage of net sales, selling, general and administrative expense in 2004 was comparable to 2003. After no incentive compensation and only a minimal retirement plan contribution in 2003, accruals for approximately $4.8 million for such expenses were established during the second quarter of 2004. As well, expenses associated with an increase in the reserve for doubtful accounts, new distribution location related expenses, higher truck rental expenses, and higher costs for health and general liability insurance accounted for the majority of the year over year change.

Fence

Selling, general and administrative expense of $18.3 million increased $3.7 million compared to the second quarter of 2003. The majority of this increase was for incentive and retirement plan compensation and an increase in the allowance for uncollectible accounts. In addition, rental expense of over $0.5 million was incurred during the second quarter of 2004 for new trucks used in the distribution of inventory. This equipment replaced trucks used in the second quarter of 2003 which were owned, many of which were already fully depreciated. The depreciation expense associated with their use in the second quarter of 2003 was less than $0.2 million.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense of $9.2 million increased $3.6 million in the second quarter of 2004. The increase was primarily due to provisions for incentive and retirement plan compensation, the costs of operating two new distribution centers in the concrete accessories product line, increased allowances for uncollectible accounts and higher distribution activity.

Other expense, net

	2004	2003	Increase
Fence	$1,131	$141	$990
Concrete Construction Products	1,131	946	185
Total other expense, net	$2,262	$1,087	$1,175

In the second quarter of 2004, other net expenses were $2.3 million, an increase of $1.2 million compared to the second quarter of 2003. In the second quarter of 2004, $1.0 million of direct costs related to possible business acquisitions were written off due to the postponement of negotiations. Also included in other expense were $0.6 million of "catch up" depreciation on machinery and equipment assets that had previously been held for sale and, therefore during a twelve month period, were not depreciated. Accounting standards require the "catch up" if the assets are not sold within the twelve month period. The remaining expense was primarily associated with the continuation of our ongoing restructuring process, much of which relates to expenses related to closed facilities. In 2003, other expense of $1.1 million included $1.9 million of restructuring expenses (which includes a $0.6 million charge related to the curtailment of the Baltimore pension plan) offset by the $0.8 million gain on the sale of the Whittier, California manufacturing facility.

Net income (loss)

Income before interest and income taxes	2004	2003	Increase
Fence	$10,627	$1,396	$9,231
Percent of segment net sales	11%	2%	9%
Concrete Construction Products	$14,635	$3,479	$11,156
Percent of segment net sales	16%	6%	10%
Total	$25,262	$4,875	$20,387
Percent of total net sales	14%	4%	10%
Interest expense	$7,385	$6,757	$628
Income tax expense	$7,169	$467	$6,702
Total net income (loss)	$10,708	$(2,349)	$13,057
Percent of total net sales	6%	(2)%	8%

Interest expense. The increase in interest expense from $6.8 million in the second quarter of 2003 to $7.4 million in the second quarter of 2004 is due primarily to the increased average borrowing under the revolving credit facility to fund an increased investment in working capital. This was somewhat mitigated by the reduction, effective June 1, 2004, of the margin added to the LIBOR based and prime rate based borrowings under the revolving credit facility by 50 and 25 basis points, respectively. This reduction was a result of achieving a fixed charge coverage ratio requirement of 1.1 utilizing trailing twelve month results.

Income tax expense. The increase in income tax expense is primarily due to the increase in income before interest and income taxes. The estimated effective rate for fiscal year 2004 is 40.1%. In the second quarter 2003, the Company revised the estimated effective annual tax rate (due primarily to the impact of permanent differences on lower forecasted profitability and the continuation of some state income tax expense) resulting in the $0.5 million tax expense despite the second quarter 2003 loss.

Results of Operations for Fiscal Six Months Ended July 3, 2004 Compared to Fiscal Six Months Ended June 28, 2003

Net sales

	2004	2003	Increase (Decrease)
Fence	$173,088	$132,688	$40,400
Percent of net sales	51%	56%	(5)%
Concrete Construction Products	$163,755	$106,008	$57,747
Percent of net sales	49%	44%	5%
Total net sales	$336,843	$238,696	$98,147

Consolidated net sales increased $98.1 million or 41.1% as compared to 2003. The majority of the increase is due to price adjustments made in light of the increased cost, primarily for steel rod, and in the fence business, for steel pipe and tubing and galvanized wire. Improvements in market activity and market share have also contributed to increases in sales volumes in 2004 as compared to 2003. Market activity in 2003 was depressed due to poor weather, an uncertain economic climate, lower infrastructure spending and competitive pricing pressures. Improvements in production capabilities and customer service have contributed to the market share increases.

Fence

Net sales in the fence segment increased $40.4 million or 30.4% as compared to 2003 due primarily to higher pricing to cover increased costs of steel rod, steel pipe and tubing and galvanized wire. Higher volumes from increased market activity also contributed to the overall increase in net sales. Activity was particularly high during the first quarter of 2004 as many customers bought larger than normal quantities in response to their concerns about further price increases and product availability. The fence segment experienced a difficult first half of 2003 due to poor weather, principally in the Northern U.S., weakness in construction markets and general economic uncertainty.

Concrete Construction Products

Net sales in the Concrete Construction Products segment increased $57.7 million or 54.5% as compared to 2003 due to increased volume and price levels. The higher price levels reflect the pass-through of increased costs for steel rod as well as favorable changes to the Company's mix of product sold. Volume gains have resulted from improved market activity and some increase in share, supported by new production equipment installed in the second half of 2003 and the establishment of new concrete accessories distribution facilities in New England and the Pacific Northwest. Tonnage sold of welded steel reinforcement products increased 25% over the same period of 2003. The manufacturing capabilities provided by the $9.0 million of new welding equipment, financed in second half 2003 by capital lease obligations, allowed an increase in market share of certain engineered structural products that previously could not be produced economically, or at all. During the first half of 2003, the concrete construction products segment was impacted by severe winter weather and economic uncertainty.

Gross profit

	2004	2003	Increase
Fence	$48,499	$29,291	$19,208
Percent of segment net sales	28%	22%	6%
Concrete Construction Products	$39,266	$17,514	$21,752
Percent of segment net sales	24%	17%	7%
Total gross profit	$87,765	$46,805	$40,960
Percent of total net sales	26%	20%	6%

Consolidated gross profit increased $41.0 million as compared to 2003 primarily due to the implementation of higher prices to offset rising steel costs, as well as the fact that some of the steel consumed during 2004 was from inventories that had been acquired at prices below current levels. Increases in the volume of products sold were also a key factor. The increased utilization of plant capacity from higher volumes and the benefits of the Company's ongoing restructuring initiatives have improved cost levels and operating efficiencies resulting in a favorable impact on gross profit. The first half of 2003 was impacted by lower sales volumes which had an unfavorable impact on the utilization of manufacturing and distribution capacity and competitive pricing pressures.

Fence

Gross profit in Fence was $48.5 million, a $19.2 million increase as compared to gross profit of $29.3 million in 2003. The gross margin increased from 22.1% in 2003 to 28.0% in 2004. In 2003, the fence segment was unfavorably impacted by competitive pricing pressures and lower sales volumes caused by weak market conditions. In the first half of 2004, the market environment has allowed the fence business to recover from the 2003 pricing situation and to establish new prices that adequately accommodate the increases in steel costs. The impact of the pricing changes and the favorable per unit cost impact of running the fence manufacturing plants at higher operating levels were significant contributors to the increase in gross profit.

Concrete Construction Products

Gross profit in Concrete Construction Products was $39.3 million, a $21.8 million increase as compared to gross profit of $17.5 million in 2003. The increase was due to improved pricing, the beneficial impact of higher volumes on operating efficiencies, improved product mix and the fact that some steel consumed in the first half of 2004 was from inventories that had been acquired at prices below current levels. As a result, the gross margin increased from 16.5% in 2003 to 24.0% in 2004.

Selling, general and administrative expenses

	2004	2003	Increase (Decrease)
Fence	$34,140	$28,781	$5,359
Percent of segment net sales	20%	22%	(2)%
Concrete Construction Products	$16,699	$11,575	$5,124
Percent of segment net sales	10%	11%	(1)%
Total selling, general and administrative expenses	$50,839	$40,356	$10,483
Percent of total net sales	15%	17%	(2)%

Consolidated selling, general and administrative expense increased $10.5 million or 26.0% as compared to 2003 but declined two percentage points in relation to net sales. After no incentive compensation and only a minimal retirement plan contribution in 2003, accruals for approximately $6.6 million for such compensation expenses were established during the first half of 2004. As well, expenses associated with an increase in the reserve for doubtful accounts, new distribution location related expenses, higher truck rental expenses, and higher costs for health and general liability insurance accounted for the majority of the year over year change.

Fence

Selling, general and administrative expense was $34.1 million, a $5.4 million increase as compared to selling, general and administrative expense of $28.8 million in 2003. As a percent of net sales, selling, general, and administrative expense declined two percentage points in 2004 as compared to 2003. The higher expense levels were for incentive and retirement plan compensation, an increase in the allowance for uncollectible accounts, and higher distribution activity. In addition, rental expense of over $1.0 million was incurred during 2004 for new trucks used in the distribution of inventory. This equipment replaced trucks used in 2003 which were owned, many of which were already fully depreciated. The depreciation expense associated with their use in the first half of 2003 was $0.3 million.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense was $16.7 million, a $5.1 million increase as compared to selling, general and administrative expense of $11.6 million in 2003. As a percent of net sales, selling, general and administrative expense declined almost one percentage point in 2004 as compared to 2003. The increase in expense was for incentive and retirement plan compensation, the costs of operating two new distribution centers in the concrete accessories product line, higher distribution activity, and an increase in the allowance for uncollectible accounts.

Other (income) expense, net

	2004	2003	Increase
Fence	$1,448	$(83)	$1,531
Concrete Construction Products	2,320	1,896	424
Total other expense, net	$3,768	$1,813	$1,955

Other net expenses were $3.8 million in 2004, a $2.0 million change from the $1.8 million in 2003. Other expense in the second quarter of 2004 includes the write-off of $1.0 million of direct costs related to possible business acquisitions and $0.6 million of "catch up" depreciation for assets previously held for sale. The remaining change primarily reflects lower costs associated with ongoing restructuring initiatives. Other expense in 2003 included $1.4 million in curtailment costs for the Baltimore, Maryland union pension plan and a gain of $0.8 million on the sale of the Whittier, California manufacturing facility.

Net income (loss)

Income before interest and income taxes	2004	2003	Increase (Decrease)
Fence	$12,911	$593	$12,318
Percent of net sales	8%	--%	8%
Concrete Construction Products	$20,247	$4,043	$16,204
Percent of net sales	12%	4%	8%
Total	$33,158	$4,636	$28,522
Percent of net sales	10%	2%	8%
Interest expense	$14,653	$13,624	$1,029
Income tax expense (benefit)	$7,421	$(2,873)	$10,294
Total net income (loss)	$11,084	$(6,115)	$17,199
Percent of net sales	3%	(3)%	6%

Interest expense. Interest expense increased $1.0 million in 2004 due primarily to increased average borrowing under the revolving credit facility to fund an increased investment in working capital. This was somewhat mitigated by the reduction, effective June 1st, of the margin added to the LIBOR based and prime rate based borrowings under the revolving credit facility by 50 and 25 basis points, respectively. This reduction was a result of achieving a fixed charge coverage ratio requirement of 1.1 utilizing trailing twelve month results.

Income tax expense (benefit). The increase in income tax expense is primarily due to the increase in income before interest and income taxes. The estimated effective tax expense rate for fiscal year 2004 is 40.1% as compared to the annual effective tax benefit rate of 32% that was estimated as of the end of the second quarter in 2003. This change in rate is due primarily to the impact of expenses not deductible for income tax purposes in relation to varying amounts of pre-tax income.

Liquidity and Capital Resources

Working capital

Working capital at July 3, 2004 was $149.8 million compared to $108.9 million at June 28, 2003. The increase is primarily due to accounts receivable ($18.4 million increase) and inventories ($45.9 million increase) partially offset by a $12.9 million increase in accounts payable and accrued liabilities, and a $13.5 million change in income taxes. The increase in accounts receivable is primarily due to the increase in sales of $46.8 million in the second quarter of 2004 as compared to the same period in 2003. Even though accounts receivable balances were higher at the end of June 2004, the days sales outstanding statistics improved on a year over year basis. The inventory increase was primarily due to the higher prices now paid for inventories of steel. The increase in accounts payable and accrued liabilities is primarily due to accruals for incentive and retirement plan compensation, as well as the impact of higher steel prices on accounts payable balances.

Cash flow

Operating Activities. Despite an increase in net income of $17.2 million in the first half of 2004 as compared to the first half of 2003, operations utilized $10.2 million of cash in the first half of 2004 as compared to $10.9 million in the first half of 2003. The increased investment in working capital in 2004 was the primary reason for the lack of any significant change.

Investing activities. Capital expenditures utilized $3.5 million of cash in 2004, which was generally comparable to 2003. The first half of 2004 and 2003 also included an increase in refundable deposits of $0.5 million and $2.8 million, respectively, on machinery and equipment. Capital expenditures for 2004 could total approximately $10 million, not including projects of approximately $5 million subject to capital lease financing. The capital expenditures are expected to upgrade certain operations, add capacity, and lower costs. An internal rate of return in the 30 percent range is targeted on the investments beginning in 2005. The first half of 2003 included the acquisition of Structural Reinforcement Products, Inc. ("SRP"), on December 30, 2002 for $27.3 million, including $24.0 million of cash funded by the revolving credit facility.

Financing activities provided cash of $15.0 million in the first half of 2004 as compared to $45.0 million provided in 2003. The additional borrowing in 2003 was primarily related to the purchase of SRP.

Liquidity and capital resources

Credit Facility. At July 3, 2004, excess availability under the revolving credit facility was $42.8 million, and the amount borrowed was $82.4 million. The computed borrowing base at July 3, 2004 was approximately $133 million. Excess availability as of August 11, 2004 is over $60.0 million. Contributing to the increase in availability was approximately $3.0 million received on July 26, 2004 from the sale of the closed Baltimore manufacturing facility.

On May 28, 2004, the revolving credit facility was amended to increase the aggregate credit facility from $115 million to $150 million and to increase the aggregate maximum amount of the borrowing base attributable to inventory from $70 million to $80 million. In addition, the covenants regarding permitted business acquisitions and distributions by the Company were amended to increase the required revolving credit availability from $10 million to $20 million after giving effect to such an event. In the case of distributions, the $20 million availability must also be met on average for the three month period immediately prior to the distribution. Effective June 1, 2004, the margin added to the LIBOR based and prime rate based borrowings under the revolving credit facility was reduced by 50 and 25 basis points, respectively. This reduction was a result of achieving a fixed charge coverage ratio requirement of 1.1 utilizing trailing twelve month results.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market share. It is possible, depending on our future operating cash flows and the size of potential acquisitions, that we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions. We may also pay dividends to MMHC from time to time to pay operating expenses, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indenture and revolving credit facility loan agreement.

 Outlook

MMI anticipates a continuation of improved results in the last half of 2004, as compared to the same period in 2003. It is expected that end markets will continue to show an improved demand. Residential construction still looks stable. Infrastructure spending is expected to increase as state budgets and tax receipts are now in recovery. At the same time, there are causes for caution relating to the level of future profitability. The first, and especially the second quarter of 2004, benefited from very high rates of capacity utilization. In the third quarter of 2004, production levels will be scaled back to some extent to reflect the normal summer lull and also because cement shortages, most notably in Florida and in the southeast United States are starting to have some impact on the levels of construction activity. Also, the "panic buying" from customers that was experienced during the first half is now over. Additionally, the last of the lower cost steel rod which benefited results in 2004's first half has now been consumed. Consequently, it should not be expected that MMI will obtain the relative magnitude of profitability increases achieved in both the first and second quarters of 2004 as compared to the same periods in 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $150.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at either the bank's base rate plus an adjustable margin, which ranges from 0.00% to 0.25% or a Eurodollar rate plus an adjustable margin, which ranges from 1.25% to 2.75%. Both adjustable margins are based on the previous 12 month adjusted earnings from operations. For the six months ended July 3, 2004, the average daily balance outstanding under our credit facility was $80.3 million. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. This swap agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that will be applied to $15.0 million of the principal balance outstanding over the three year period that began on December 12, 2003. In 2004, absent any additional business acquisitions, we expect the average balance of this facility will be approximately $71 million. Based on this balance, a one percent change in the interest rate would cause a change in annual interest expense of approximately $0.7 million. A one percent change in the interest rate for the first six months ended July 3, 2004, would have caused a change in interest expense of approximately $0.4 million.

We also have exposure to price fluctuations and availability with respect to steel rod, our primary raw material. This is particularly apparent in the current market environment. In the last fifteen months, per ton prices have risen from approximately $300 to the $600 range and are expected to increase another $50 to $100 by the end of the year. Today, the availability of steel is driven by the dynamics of overall world consumption increases: heavily influenced, it would appear, by China. As well, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to tariffs which could prohibit them from shipping steel rod into the United States. At the same time, the production of steel rod in the United States has decreased. In addition, some domestic producers of rod have shifted some production to rebar. Obtaining the required tonnage of steel rod has become more difficult. In the second quarter of 2004, we incurred some spot shortages of certain sizes of steel rod. Although we may face spot shortages during future months, we expect to have access to adequate raw material supplies needed to meet most customer demands. However, we acknowledge the dynamics of the steel market can change and thus could have an adverse impact on our operations.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 3, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports filed with the SEC as of July 3, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 3, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

	Exhibit Number	Description

10.1

Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 28, 2004 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT") incorporated by reference to the Exhibit filed with the Commission on May 28, 2004 in a Form 8-K.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Reports on Form 8-K

A Form 8-K was filed with the Commission on April 29, 2004, reporting election of Richard E. Mayberry, Jr. to the Company's Board of Directors.

A Form 8-K was filed with the Commission on May 7, 2004, reporting first quarter 2004 results.

A Form 8-K was filed with the Commission on May 12, 2004, reporting a Regulation FD disclosure on the Company's first quarter 2004 quarterly conference call with market analysts and holders and potential holders of the Company's senior subordinated notes.

A Form 8-K was filed with the Commission on May 28, 2004, reporting an Expansion of the Company's Revolving Credit Facility.

A Form 8-K was filed with the Commission on August 6, 2004 reporting second quarter 2004 results.

A Form 8-K was filed with the Commission on August 10, 2004, reporting a Regulation FD disclosure on the Company's second quarter 2004 quarterly conference call with market analysts and holders and potential holders of the Company's senior subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: August 17, 2004	By: /s/ Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)