Form 10-K/A
period 2004-01-03
MMI PRODUCTS INC
filed 2004-09-07
CIK 1040736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on September 7, 2004, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

LIST OF ITEMS AMENDED

PART IV Other Information

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Exhibits

TEXT OF AMENDMENTS

Explanatory Note:

The above listed Items are hereby amended and restated in their entirety to (i) correct the description of Exhibit 10.5, (ii) insert Exhibits 10.6 and 10.7 related to the Second Amendment to the Second Amended and Restated Loan and Security Agreement dated as of May 8, 2003 and the Third Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 18, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT") that were previously filed in quarterly reports on Form 10-Q, and (iii) correct the footnotes referenced on Exhibits 10.12, 10.23, 10.38 and 10.40. Each of the other Items contained in the Annual Report on Form 10-K for the year ended January 3, 2004 of MMI Products, Inc. as filed with the Securities and Exchange Commission on April 2, 2004, shall remain as set forth in such filing.

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

10.5

First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 30, 2002, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Structural Reinforcement Products, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Capital Corporation ("Transamerica").

10.6

Second Amendment to the Second Amended and Restated Loan and Security Agreement dated as of May 8, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT").

10.7

Third Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 18, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT").

10.8	Employment Agreement dated as of January 1, 2001, by and among MMI Products Inc., MMI Management Services L.P. and Julius S. Burns.
10.9	Employment Agreement dated as of October 16, 2000, by and among MMI Products Inc., MMI Management Services L.P. and Ronald R. Ross.
10.10	Severance Agreement dated as of July 31, 2002, by and among MMI Products Inc., MMI Management Services L.P. and John M. Piecuch.
10.11	Amendment to the MMI Products, Inc. Pension Plan.
10.12	Amendment No. 4 to the MMI Products, Inc. Pension Plan.
10.13	The MMI Products, Inc. 401(k) Savings Plan, as amended.
10.14	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns.
10.15	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist.
10.16	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams.
10.17	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall.
10.18	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Davy J. Wilkes.
10.19	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar.
10.20	Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Stuyvesant P. Comfort.
10.21	Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Gary A. Konke.
10.22	Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Ronald R. Ross.
10.23	Indemnification Agreement dated as of December 17, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and John M. Piecuch.
10.24	Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.25	Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.26	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns.
10.27	Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.
10.28	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar.
10.29	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall.
10.30	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes.
10.31	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist.
10.32	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns.
10.33	Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.
10.34	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall.
10.35	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar.
10.36	Stock Purchase Agreement by and among Security Fence Supply Co., Inc., Henry F. Long, Jr. and Henry F. Long, III, dated as of October 6, 1998.
10.37	Asset Purchase Agreement by and between MMI Products, Inc. and National Wholesale Fence, dated as of June 7, 1999.
10.38	Stock Purchase Agreement among MMI Products, Inc., Hallett Wire Products Co., J. Wells McGiffert and other sellers signatory thereto.
10.39	Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.40	Stock Purchase Agreement by and between MMI Products, Inc., Structural Reinforcement Products, Inc., and Quilni BV, dated as of December 27, 2002.
10.41	Separation Agreement dated as of April 16, 2001 between Ronald R. Ross and MMI Products, Inc.
21	Subsidiaries
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of John M. Piecuch, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert N. Tenczar, Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Code of Ethics

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

	SIGNATURE	TITLE	DATE
By:	/s/John M. Piecuch John M. Piecuch	President, Chief Executive Officer and Director (principal executive officer)	September 7, 2004
By:	/s/Robert N. Tenczar Robert N. Tenczar	Vice President and Chief Financial Officer (principal financial and accounting officer)	September 7, 2004
By:	* Julius S. Burns	Chairman and Director	September 7, 2004
By:	* Thomas F. McWilliams	Director	September 7, 2004
By:	* Carl L. Blonkvist	Director	September 7, 2004
* By:	/s/Robert N. Tenczar Robert N. Tenczar	Attorney-in-fact	September 7, 2004

INDEX TO EXHIBITS

Exhibit No. Description

3.1	Restated Certificate of Incorporation of MMI Products, Inc. (1)
3.2	Amended and Restated By-laws of MMI Products, Inc. (1)
4.1	Indenture dated as of April 16, 1997 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (1)
4.2	First Amendment to Indenture dated as of February 12, 1999 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (8)
4.3	Indenture dated as of July 6, 2001 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (10)
10.1	Registration Rights Agreement dated as of April 16, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
10.2	Registration Rights Agreement dated as of February 12, 1999 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (5)
10.3	Exchange and Registration Rights Agreement dated as of July 6, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (10)
10.4

Second Amended and Restated Loan and Security Agreement dated as of October 30, 2001 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Credit Corporation ("Transamerica"). (11)

10.5

First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 30, 2002, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Structural Reinforcement Products, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Capital Corporation ("Transamerica"). (13)

10.6

Second Amendment to the Second Amended and Restated Loan and Security Agreement dated as of May 8, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT"). (14)

10.7

Third Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 18, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT"). (15)

10.8	Employment Agreement dated as of January 1, 2001, by and among MMI Products Inc., MMI Management Services L.P. and Julius S. Burns. (7)
10.9	Employment Agreement dated as of October 16, 2000, by and among MMI Products Inc., MMI Management Services L.P. and Ronald R. Ross. (7)
10.10	Severance Agreement dated as of July 31, 2002, by and among MMI Products Inc., MMI Management Services L.P. and John M. Piecuch. (12)
10.11	Amendment to the MMI Products, Inc. Pension Plan. (6)
10.12	Amendment No. 4 to the MMI Products, Inc. Pension Plan. (6)
10.13	The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)
10.14	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns. (9)
10.15	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist. (9)
10.16	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams. (9)
10.17	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall. (9)
10.18	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Davy J. Wilkes. (9)
10.19	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar. (9)
10.20	Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Stuyvesant P. Comfort. (9)
10.21	Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Gary A. Konke. (9)
10.22	Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and Ronald R. Ross. (9)
10.23	Indemnification Agreement dated as of December 17, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and John M. Piecuch. (13)
10.24	Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
10.25	Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (10)
10.26	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns. (6)
10.27	Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns. (7)
10.28	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar. (6)
10.29	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall. (6)
10.30	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes. (6)
10.31	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist. (6)
10.32	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns. (7)
10.33	Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns. (7)
10.34	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall. (7)
10.35	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar. (7)
10.36	Stock Purchase Agreement by and among Security Fence Supply Co., Inc., Henry F. Long, Jr. and Henry F. Long, III, dated as of October 6, 1998. (7)
10.37	Asset Purchase Agreement by and between MMI Products, Inc. and National Wholesale Fence, dated as of June 7, 1999. (6)
10.38	Stock Purchase Agreement among MMI Products, Inc., Hallett Wire Products Co., J. Wells McGiffert and other sellers signatory thereto. (4)
10.39	Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (5)
10.40	Stock Purchase Agreement by and between MMI Products, Inc., Structural Reinforcement Products, Inc., and Quilni BV, dated as of December 27, 2002. (13)
10.41	Separation Agreement dated as of April 16, 2001 between Ronald R. Ross and MMI Products, Inc. (2)
21	Subsidiaries (3)*
24	Power of Attorney. (3)*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (3)**
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (3)**
32.1	Certification of John M. Piecuch, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)**
32.2	Certification of Robert N. Tenczar, Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)**
99.1	Code of Ethics (3)*

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
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-K for 2002.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended March 29, 2003.
    Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended June 28, 2003.

*Filed with the original Form 10-K.

**Filed with this Amendment on Form 10-K/A.