Form 10-Q
period 2004-10-02
MMI PRODUCTS INC
filed 2004-11-16
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended October 2, 2004

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

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 12, 2004, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

PART I.	Financial Information	Page Number

Item 1.	Condensed Consolidated Financial Statements and Notes (unaudited).	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	Page 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 25

Item 4.	Controls and Procedures.	Page 26

PART II.	Other Information.

Item 6.	Exhibits.	Page 27

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	October 2, 2004 (Unaudited)	January 3, 2004 (Note 1)
Current assets:
Cash and cash equivalents	$ 5,277	$ 3,529
Accounts receivable, net of allowance for doubtful accounts of $2,835 and $1,514, respectively	94,271	70,784
Inventories	142,243	92,059
Income tax receivable	--	5,223
Deferred income taxes	6,044	3,776
Prepaid expenses and other current assets	7,432	1,691
Total current assets	255,267	177,062
Property, plant and equipment, net	74,475	80,142
Goodwill	60,398	61,047
Deferred charges and other assets	9,062	8,634
Total assets	$ 399,202	$ 326,885

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$ 43,335	$ 39,609
Accrued liabilities	28,456	12,376
Accrued interest	10,998	5,204
Income tax payable	5,239	--
Current maturities of long-term obligations	2,773	2,155
Total current liabilities	90,801	59,344
Long-term obligations	292,231	275,317
Due to MMHC	--	6,372
Deferred income taxes	13,149	10,246
Other long-term liabilities	--	710

Stockholder's equity (deficit):
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	22,515	15,450
Accumulated other comprehensive loss, net of tax of $238 and $255, respectively	(374)	(399)
Retained deficit	(19,372)	(40,407)
Total stockholder's equity (deficit)	3,021	(25,104)
Total liabilities and stockholder's equity (deficit)	$ 399,202	$ 326,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$ 184,786	$ 143,324	$ 521,629	$ 382,020
Cost of sales	136,009	114,056	385,087	305,947
Gross profit	48,777	29,268	136,542	76,073
Selling, general and administrative expenses	23,433	20,025	74,272	60,381
Other expense, net	255	1,021	4,023	2,834
Income before interest and income taxes	25,089	8,222	58,247	12,858
Interest expense, net	7,318	7,080	21,971	20,704
Income (loss) before income taxes	17,771	1,142	36,276	(7,846)
Provision (benefit) for income taxes	7,126	217	14,547	(2,656)
Net income (loss)	$ 10,645	$ 925	$ 21,729	$ (5,190)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Operating activities:
Net income (loss)	$ 21,729	$ (5,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,854	8,922
Provision for losses on accounts receivable	2,963	1,401
Provision for losses on inventory	2,888	45
Deferred income taxes	1,733	2,314
Gain on sale of fixed assets	(897)	(935)
Other	839	168
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(26,450)	(23,711)
Inventories	(53,072)	(1,907)
Prepaid expenses and other assets	(3,669)	(633)
Accounts payable and accrued liabilities	23,521	17,176
Income taxes	10,462	(2,124)
Due to MMHC	--	1,076
Net cash used in operating activities	(10,099)	(3,398)
Investing activities:
Acquisitions, net of cash acquired	--	(23,666)
Capital expenditures	(6,410)	(5,768)
Refunds (deposits) relating to new equipment	(1,866)	5,666
Proceeds from sale of property, plant and equipment	3,639	2,433
Other	(341)	(115)
Net cash used in investing activities	(4,978)	(21,450)
Financing activities:
Proceeds from debt obligations	190,288	188,086
Payments on debt and capital lease obligations	(172,924)	(160,974)
Debt costs	(539)	(940)
Net cash provided by financing activities	16,825	26,172
Net change in cash and cash equivalents	1,748	1,324
Cash and cash equivalents, beginning of period	3,529	3,198
Cash and cash equivalents, end of period	$ 5,277	$ 4,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries, Ivy Steel & Wire, Inc., MMI Management, Inc., and MMI Management Services L.P. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of products used in the commercial, infrastructure and residential construction industries within the United States. Many of the manufactured products in each of the Company's product lines are produced primarily from the same raw material, steel rod. The Company's customers include contractors, fence wholesalers, industrial manufacturers, highway construction contractors and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended January 3, 2004, included in the Form 10-K filed with the Securities and Exchange Commission on April 2, 2004, as amended.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of October 2, 2004, and the results of its operations for the three and nine month periods ended October 2, 2004, and September 27, 2003, and its cash flows for the nine month periods ended October 2, 2004, and September 27, 2003. Operating results for the three and nine months periods ended October 2, 2004, are not necessarily indicative of results that may be expected for the fiscal year ending January 1, 2005.

Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation. Freight-out expense related to deliveries to customers was previously included in net sales and has been reclassified to cost of sales. Certain distribution expenses previously classified as cost of sales have been reclassified to selling, general and administrative expenses.

2. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	October 2, 2004	January 3, 2004
	(In thousands)
Raw materials	$ 47,757	$ 23,237
Work-in-process	1,562	167
Finished goods	92,924	68,655
	$ 142,243	$ 92,059

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Detail of Certain Balance Sheet Items (continued)

Property, plant, and equipment consisted of the following:

	October 2, 2004	January 3, 2004
	(In thousands)
Land	$ 4,322	$ 4,851
Buildings and improvements	32,508	34,758
Machinery and equipment	104,134	100,353
Rental equipment	4,225	4,225
Total property, plant and equipment, gross	145,189	144,187
Less accumulated depreciation	(70,714)	(64,045)
Total property, plant, and equipment, net	$ 74,475	$ 80,142

Deferred charges and other assets consisted of the following:

	October 2, 2004	January 3, 2004
	(In thousands)
Deferred charges	$ 4,161	$ 5,670
Assets held for sale	900	1,732
Deposits on machinery & equipment	1,866	--
Intangible assets, net of accumulated amortization of $2,294 and $1,933	2,135	1,232
Total deferred charges and other assets, net	$ 9,062	$ 8,634

Accrued liabilities consisted of the following:

	October 2, 2004	January 3, 2004
	(In thousands)
Accrued compensation	$ 10,070	$ 3,143
Accrued self insurance	4,843	2,987
Accrued retirement plan contributions	3,266	425
Accrued restructuring costs	206	344
Other accrued liabilities	10,071	5,477
Total accrued liabilities	$ 28,456	$ 12,376

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Detail of Certain Balance Sheet Items (continued)

Long-term debt, including capital lease obligations, consisted of the following:

	October 2, 2004	January 3, 2004
	(In thousands)
Revolving credit facility	$ 84,822	$ 65,849
11.25% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	188,108	187,940
13% Senior subordinated notes, due 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	2,928	2,928
Capital lease obligations	7,846	9,455
	295,004	277,472
Less current maturities	(2,773)	(2,155)
Long-term obligations	$ 292,231	$ 275,317

  Includes premium of $642 and $840, less prepaid interest of $1,234 and $1,600 as of October 2, 2004, and January 3, 2004, respectively.

On May 28, 2004, the Company amended its revolving credit facility to increase the aggregate revolving credit commitment from $115 million to $150 million and to increase the aggregate maximum amount of the borrowing base attributable to inventory from $70 million to $80 million. In addition, the covenants regarding permitted business acquisitions and distributions by the Company were amended to increase the required revolving credit availability from $10 million to $20 million after giving effect to such an event. In the case of distributions, the $20 million availability must also be met on average for the three month period immediately prior to the distribution. No other significant terms were modified. At October 2, 2004, the excess borrowing availability under the revolving credit facility, after taking into account borrowing base restrictions, outstanding borrowings, and outstanding letters of credit of $8.9 million, was approximately $53.8 million.

Effective June 1, 2004, the margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was decreased by 50 basis points and 25 basis points, respectively, as the fixed charge covenant test achieved a ratio in excess of 1.1 utilizing trailing twelve month results. Effective November 8, 2004, the margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was decreased by 100 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings test achieved a ratio of less than 4.0 when computed utilizing trailing twelve month results.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Detail of Certain Balance Sheet Items (continued)

MMI has entered into an interest rate swap agreement which effectively converts a portion of the revolving credit facility's floating-rate debt to a fixed basis for the three years ending December 12, 2006. As of October 2, 2004, the fair value of this derivative was $98,000. The change in fair value since January 3, 2004 resulted in an unrealized gain of $25,000, net of tax, which is included in other comprehensive income (loss).

In the initial accounting for the acquisition of Structural Reinforcement Products, Inc. ("SRP") in early 2003, the Company estimated that a portion of that entity's pre-acquisition net operating losses could not be utilized based on limits imposed by income tax laws. As a result, less of the acquisition price was allocated to deferred income taxes and more to goodwill. The methodology allowed by the IRS to compute the utilization of such net operating losses has changed to where a larger utilization of the pre-acquisition losses is expected. In the third quarter of 2004, therefore, deferred income taxes was increased by $1.1 million, with a corresponding reduction in goodwill.

In the third quarter of 2004, goodwill related to the SRP acquisition was increased due to the contingent consideration terms of the acquisition agreement.

3. Shareholder's Equity

On August 18, 2004, the $6.4 million net obligation to MMHC was settled. The board of directors declared a non-cash dividend of $694,000 to MMHC to settle a receivable from MMHC with a corresponding charge to equity. The $694,000 had been disbursed by the Company in previous years to fund various MMHC expenses. In addition, MMHC converted its $7.1 million receivable due from the Company into an additional capital investment in the Company. The amount represented a portion of the income tax expense incurred by the Company over several years that was not ultimately payable to taxing authorities due to deductible expenses provided by MMHC in the consolidated income tax returns. As a result, the Company has reclassified its $7.1 million obligation to MMHC as a capital contribution included in paid-in capital in the accompanying balance sheet.

4. Restructuring Charges

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

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Restructuring Charges (continued)

In connection with this initiative, management approved a restructuring plan that commenced during the fourth quarter of 2002. Management's plan included the closure of three manufacturing facilities (Baltimore, Maryland; Oregon, Ohio; and Bartonville, Illinois), the shutdown of a production line at two different plants, and the closure of two distribution facilities. In connection with these activities, the Company recorded $0.8 million for severance payments associated with the termination of 149 employees, and $2.4 million related to other employee benefit costs and certain facility related costs, including remaining non-cancelable lease obligations. The Company has made payments associated with these restructuring costs during 2004 of $138,000 resulting in a remaining accrual of $206,000 at October 2, 2004.

On July 26, 2004, the sale of the Baltimore, Maryland manufacturing facility was completed. The transaction resulted in a gain of approximately $879,000 that is included in other expense, net.

In the third quarter of 2004, the Company reduced the carrying value of the Oregon, Ohio manufacturing facility that is held for sale by approximately $479,000. The charge is included in other expense, net. The Company anticipates completing the sale of the facility within the next year.

5. Detail of Certain Statement of Operations Items

Other expenses, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(In thousands)
Depreciation on idle equipment	$ 175	$ 109	$ 1,301	$ 188
Relocation of equipment	264	171	422	1,267
Expenses related to closed facilities	403	640	1,379	2,411
Acquisition costs	--	--	992	--
Prompt payment discounts	(231)	(134)	(518)	(488)
(Gain)/Loss on sale of fixed assets	(950)	(122)	(897)	(935)
Other	594	357	1,344	391
	$ 255	$ 1,021	$ 4,023	$ 2,834

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

5. Detail of Certain Statement of Operations Items (continued)

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

6. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(In thousands)
Net income (loss)	$ 10,645	$ 925	$ 21,729	$ (5,190)
Change in fair value of derivative instrument, net of income taxes	(105)	--	25	--
Reduction of minimum pension liability, net of income taxes	--	--	--	615
Comprehensive income (loss)	$ 10,540	$ 925	$ 21,754	$ (4,575)

7. Segment Reporting

The Company has four operating units aggregated into two reportable segments: Fence and Concrete Construction Products. The Fence segment has two operating units that offer similar products and services. The Concrete Construction Products segment has two operating units that offer complementary products and services within the concrete construction industry.

Summarized financial information concerning the reportable segments is shown in the following table. Corporate general and administrative expenses are allocated to the segments based upon proportional net sales.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7. Segment Reporting (continued)

	Three Months Ended October 2, 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 87,322	$ 97,464	$ --	$184,786
Income before interest and income taxes	10,356	14,733	--	25,089
Interest expense	--	--	7,318	7,318
Income tax provision	--	--	7,126	7,126
Net income (loss)	10,356	14,733	(14,444)	10,645
Depreciation and amortization	848	2,251	--	3,099
Capital expenditures	1,576	1,263	41	2,880

	Three Months Ended September 27, 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 82,290	$ 61,034	$ --	$143,324
Income before interest and income taxes	4,056	4,166	--	8,222
Interest expense	--	--	7,080	7,080
Income tax provision	--	--	217	217
Net income (loss)	4,056	4,166	(7,297)	925
Depreciation and amortization	981	2,037	--	3,018
Capital expenditures	430	715	261	1,406

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7. Segment Reporting (continued)

	Nine Months Ended October 2, 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 260,410	$ 261,219	$ --	$ 521,629
Income before interest and income taxes	23,267	34,980	--	58,247
Interest expense	--	--	21,971	21,971
Income tax provision	--	--	14,547	14,547
Net income (loss)	23,267	34,980	(36,518)	21,729
Depreciation and amortization	2,886	6,968	--	9,854
Segment assets (1)	168,171	201,905	29,126	399,202
Goodwill	17,258	43,140	--	60,398
Capital expenditures	4,096	1,891	423	6,410

	Nine Months Ended September 27, 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 214,978	$ 167,042	$ --	$ 382,020
Income before interest and income taxes	4,649	8,209	--	12,858
Interest expense	--	--	20,704	20,704
Income tax benefit	--	--	(2,656)	(2,656)
Net income (loss)	4,649	8,209	(18,048)	(5,190)
Depreciation and amortization	3,032	5,890	--	8,922
Segment assets (1)	131,801	171,791	29,418	333,010
Goodwill	17,258	43,958	--	61,216
Capital expenditures	1,423	3,859	486	5,768

  Segment assets include accounts receivable, inventory, goodwill, and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

 8. Commitments and Contingencies

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of any asserted claim or litigation, no material effect on financial position or future operating results is expected. The Company enters into certain purchase commitments in the ordinary course of business and the Company is contingently liable to customers for certain product performance matters. Claims have also been made as a result of the closings of the Oregon, Ohio and Chicago, Illinois plants. The Company has recorded appropriate accruals for probable losses related to these commitments and contingencies.

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

For a complete discussion of the accounting policies we consider the most critical in the preparation of our consolidated financial statements, please refer to the Company's 2003 Form 10-K filed with the Securities and Exchange Commission on April 2, 2004, as amended.

General

The following is an analysis of our consolidated financial condition and results of operations. You should read this analysis in conjunction with our condensed consolidated financial statements and accompanying notes included on pages 3 through 14 of this report. Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation. Freight-out expense related to deliveries to customers was previously included in net sales and has been reclassified to cost of sales. Certain distribution expenses previously classified as cost of sales have been reclassified to selling, general and administrative expenses.

Results of Operations for Fiscal Quarter Ended October 2, 2004 Compared to Fiscal Quarter Ended September 27, 2003

Net sales

	2004	2003	Increase (Decrease)
Fence	$87,322	$82,290	$5,032
Percent of total net sales	47%	57%	(10)%
Concrete Construction Products	$97,464	$61,034	$36,430
Percent of total net sales	53%	43%	10%
Total net sales	$184,786	$143,324	$41,462

Consolidated net sales for the third quarter of 2004 increased $41.5 million or 28.9% compared to the third quarter of 2003. The increase is primarily due to price adjustments made in light of the increased cost, primarily for steel rod, and additionally in the fence business, for steel pipe and tubing and galvanized wire.

Fence

Net sales in the fence segment for the third quarter of 2004 were $87.3 million, $5.0 million or 6.1% higher than the $82.3 million of net sales in 2003. The increase reflects higher pricing to offset the increased costs of steel rod, steel pipe and tubing and galvanized wire. The fence segment had experienced higher than normal volume in the third quarter of 2003 from a catch up of activity related to very poor weather in the first half of 2003. The volume of fence product sold declined slightly as compared to the third quarter of 2003 when there was an active market for fence products following a very slow first half when poor weather and economic uncertainty caused a sales slowdown. In addition, the high demand for fence products during the first half of 2004 fueled by customer concerns related to product availability and significant increases in prices resulted in high first half volumes that appear to have detrimentally impacted volume in the third quarter.

Concrete Construction Products

In the Concrete Construction Products segment, net sales in the third quarter of 2004 were $97.5 million, a $36.4 million or 59.7% increase over the $61.0 million of net sales in the third quarter of 2003. The improvement is due to both higher price levels and increased volumes. The higher price levels that were necessitated by the significant increases in the cost of steel were generally sustained during the third quarter. Non-residential construction market activity showed improvement as compared to 2003 despite some project delays due to an active hurricane season in the Southeast U.S. and cement shortages in certain geographic regions. Increases in market share were recorded in most regions of the country. The higher volume of products sold was supported by new production equipment installed in the second half of 2003, geographic expansion through the establishment of new distribution facilities and the benefits associated with improved customer service levels.

Gross profit

	2004	2003	Increase
Fence	$26,179	$19,117	$7,062
Percent of segment net sales	30%	23%	7%
Concrete Construction Products	$22,598	$10,151	$12,447
Percent of segment net sales	23%	17%	6%
Total gross profit	$48,777	$29,268	$19,509
Percent of total net sales	26%	20%	6%

Gross profit in the third quarter of 2004 was $48.8 million, a $19.5 million or 66.7% increase over the $29.3 million of gross profit in the third quarter of 2003. The increase was primarily reflective of higher prices established in 2004 to accommodate the increased cost of steel rod and higher operating efficiencies in the Company's manufacturing facilities.

Fence

Gross profit in Fence was $26.2 million, a $7.1 million increase as compared to gross profit of $19.1 million in the third quarter of 2003. The fence segment gross margins increased from 23.2% in the third quarter of 2003 to 30.0% in the same quarter of 2004. The improvement reflected the establishment of new prices that adequately accommodated the dramatic increases that had occurred in steel costs and the lower per unit cost of products manufactured when the plants were operating at higher utilization levels. Gross profit was adversely impacted by a charge for the estimated cost to remediate a quality issue associated with a manufacturing process that had been temporarily outsourced because of fire related damage at a company facility.

 Concrete Construction Products

Gross profit in Concrete Construction Products was $22.6 million, a $12.4 million increase as compared to gross profit of $10.2 million in the third quarter of 2003. The segment's gross margins increased from 16.6% in the third quarter of 2003 to 23.2% in the third quarter of 2004. The increase was due primarily to improved pricing. In addition, incremental gross profit resulted from an increased volume of products sold (as discussed above under "Net Sales") combined with the beneficial impact of higher volumes on plant operating efficiencies.

Selling, general and administrative expenses

	2004	2003	Increase (Decrease)
Fence	$15,840	$14,730	$1,110
Percent of segment net sales	18%	18%	--%
Concrete Construction Products	$7,593	$5,295	$2,298
Percent of segment net sales	8%	9%	(1)%
Total selling, general and administrative expenses	$23,433	$20,025	$3,408
Percent of total net sales	13%	14%	(1)%

Third quarter 2004 selling, general and administrative expense of $23.4 million was $3.4 million more than in the third quarter of 2003. As a percentage of net sales, selling, general and administrative expense in 2004 decreased one percentage point compared to 2003. Accruals for incentive compensation and retirement plan contributions were approximately $2.0 million greater in the third quarter of 2004 as compared to 2003. Additionally, expenses associated with new distribution locations, higher truck rental expenses, and higher costs for health and general liability insurance accounted for the majority of the year over year change.

Fence

Selling, general and administrative expense of $15.8 million increased $1.1 million compared to the third quarter of 2003. The increase was primarily due to provisions for incentive and retirement plan compensation.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense of $7.6 million increased $2.3 million in the third quarter of 2004. The increase was primarily due to provisions for incentive and retirement plan compensation, the costs of operating three new distribution centers in the concrete accessories product line, two of which opened late in 2003 and one in August 2004. In addition, the higher volume of business had an impact on the variable cost elements of distribution expenses.

Other expense, net

	2004	2003	Decrease
Fence	$(17)	$331	$(348)
Concrete Construction Products	272	690	(418)
Total other expense, net	$255	$1,021	$(766)

In the third quarter of 2004, other net expenses were $255,000, a decrease of $766,000 compared to the third quarter of 2003. In the third quarter of 2004, the sale of the closed Baltimore, Maryland facility was completed resulting in an $879,000 gain. This gain was partially offset by the $479,000 write-down of the book value of the closed Oregon, Ohio facility that is held for sale. The remaining expense was primarily associated with the continuation of our ongoing restructuring process, much of which relates to expenses associated with closed facilities. The third quarter of 2003 had $911,000 of such restructuring expenses as compared to $710,000 during the third quarter of 2004.

Net income

	2004	2003	Increase
Income before interest and income taxes
Fence	$10,356	$4,056	$6,300
Percent of segment net sales	12%	5%	7%
Concrete Construction Products	$14,733	$4,166	$10,567
Percent of segment net sales	15%	7%	8%
Total	$25,089	$8,222	$16,867
Percent of total net sales	14%	6%	8%
Interest expense	$7,318	$7,080	$238
Income tax expense	$7,126	$217	$6,909
Net income	$10,645	$925	$9,720
Percent of total net sales	6%	1%	5%

Interest expense. The increase in interest expense from $7.1 million in the third quarter of 2003 to $7.3 million in the third quarter of 2004 is due primarily to the increased average borrowing under the revolving credit facility to fund an increased investment in working capital.

Income tax expense. The increase in income tax expense is primarily due to the increase in income before interest and income taxes. The estimated effective rate for fiscal year 2004 is 40.1%. In the third quarter 2003, the Company revised the estimated effective annual tax rate to 33.9% (due primarily to the impact of permanent differences on lower forecasted profitability and the continuation of some state income tax expense).

Results of Operations for Fiscal Nine Months Ended October 2, 2004 Compared to Fiscal Nine Months Ended September 27, 2003

Net sales

	2004	2003	Increase (Decrease)
Fence	$260,410	$214,978	$45,432
Percent of net sales	50%	56%	(6)%
Concrete Construction Products	$261,219	$167,042	$94,177
Percent of net sales	50%	44%	6%
Total net sales	$521,629	$382,020	$139,609

Consolidated net sales increased $139.6 million or 36.5% as compared to 2003. The majority of the increase is due to price adjustments made in light of the increased cost, primarily for steel rod, and additionally in the fence business, for steel pipe and tubing and galvanized wire. Improvements in market activity and market share have also contributed to increases in sales volumes in 2004 as compared to 2003. Market activity in 2003 was depressed due to poor weather, an uncertain economic climate, lower infrastructure spending and competitive pricing pressures. Improvements in production capabilities, customer service, and new product introductions have contributed to the market share increases.

Fence

Net sales in the fence segment increased $45.4 million or 21.1% as compared to 2003 due primarily to higher pricing to cover increased costs of steel rod, steel pipe and tubing and galvanized wire. The volume of products sold was down slightly during the first nine months of 2004 as compared to the comparable period of 2003 caused primarily by a slow down in third quarter 2004 chain link fence related product sales following the frenzy of activity that occurred during the first six months of 2004 when customers were concerned about the rapid rate of price increases and product availability.

Concrete Construction Products

Net sales in the Concrete Construction Products segment increased $94.2 million or 56.4% as compared to 2003 due to increased volume and price levels. The higher price levels reflect the pass-through of increased costs for steel rod as well as favorable changes to the Company's mix of product sold. Volume gains have resulted from improved market activity and increases in market share, supported by new production equipment installed in the second half of 2003, the impact of recent new product introductions and the establishment of new concrete accessories distribution facilities in New England and the Pacific Northwest late in 2003 and in Florida in August 2004. Volume in the first nine months of 2003 was burdened by a slow first half when the volume of concrete construction products sold was adversely impacted by a slowdown in activity caused by severe winter weather and economic uncertainty.

Gross profit

	2004	2003	Increase
Fence	$74,678	$48,408	$26,270
Percent of segment net sales	29%	23%	6%
Concrete Construction Products	$61,864	$27,665	$34,199
Percent of segment net sales	24%	17%	7%
Total gross profit	$136,542	$76,073	$60,469
Percent of total net sales	26%	20%	6%

Consolidated gross profit increased $60.5 million as compared to 2003 primarily due to the implementation of higher prices to offset rising steel costs, as well as the fact that some of the steel consumed during 2004 was from inventories that had been acquired at prices below current levels. Increases in the volume of products sold were also a key factor. The increased utilization of plant capacity from higher volumes and the benefits of the Company's ongoing restructuring initiatives improved cost levels and operating efficiencies resulting in a favorable impact on gross profit. The first nine months of 2003 were impacted by competitive pricing pressures and a period of lower sales volumes which had an unfavorable impact on the utilization of manufacturing and distribution capacity.

Fence

Gross profit in Fence was $74.7 million, a $26.3 million increase as compared to gross profit of $48.4 million in 2003. The gross margin increased from 22.5% in 2003 to 28.7% in 2004. In 2003, the fence segment was unfavorably impacted by competitive pricing pressures and lower sales volumes caused by weak market conditions. In the first nine months of 2004, the market environment allowed the fence business to recover from the 2003 pricing situation and to establish new prices that adequately accommodated increases in steel costs. The impact of the pricing changes and the favorable per unit cost impact of running the fence manufacturing plants at higher operating levels during the first half of 2004 were significant contributors to the increase in gross profit.

Concrete Construction Products

Gross profit in Concrete Construction Products was $61.9 million, a $34.2 million increase as compared to gross profit of $27.7 million in 2003. The increase was due to improved pricing, increased volumes, the beneficial impact of higher volumes on operating efficiencies, an improved product mix and the fact that some steel consumed during 2004 was from inventories that had been acquired at prices below current levels. As a result, the gross margin increased from 16.6% in 2003 to 23.7% in 2004.

Selling, general and administrative expenses

	2004	2003	Increase (Decrease)
Fence	$49,980	$43,511	$6,469
Percent of segment net sales	19%	20%	(1)%
Concrete Construction Products	$24,292	$16,870	$7,422
Percent of segment net sales	9%	10%	(1)%
Total selling, general and administrative expenses	$74,272	$60,381	$13,891
Percent of total net sales	14%	16%	(2)%

Consolidated selling, general and administrative expense increased $13.9 million or 23.0% as compared to 2003 but declined two percentage points in relation to net sales. After no incentive compensation and only a minimal retirement plan contribution in 2003, accruals for approximately $8.6 million for such compensation expenses were established during the first nine months of 2004. As well, expenses associated with an increase in the reserve for doubtful accounts, new distribution location related expenses, higher truck rental expenses, and higher costs for health and general liability insurance accounted for the majority of the year over year change.

Fence

Selling, general and administrative expense in Fence was $50.0 million, a $6.5 million increase as compared to selling, general and administrative expense of $43.5 million in 2003. As a percent of net sales, selling, general, and administrative expense declined one percentage point in 2004 as compared to 2003. The higher expense levels were due primarily to increases in incentive and retirement plan compensation, the allowance for uncollectible accounts, and distribution activity. In addition, rental expense of $1.3 million was incurred during 2004 for new trucks used in the distribution of inventory. This equipment replaced trucks used in 2003 which were owned, many of which were already fully depreciated. The depreciation expense associated with their use in the first nine months of 2003 was $0.5 million.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense was $24.3 million, a $7.4 million increase as compared to selling, general and administrative expense of $16.9 million in 2003. As a percent of net sales, selling, general and administrative expense declined almost one percentage point in 2004 as compared to 2003. The increase in expense was due primarily to incentive and retirement plan compensation, the costs of operating new distribution centers in the concrete accessories product line, higher distribution activity, and an increase in the allowance for uncollectible accounts.

Other (income) expense, net

	2004	2003	Increase
Fence	$1,431	$248	$1,183
Concrete Construction Products	2,592	2,586	6
Total other expense, net	$4,023	$2,834	$1,189

Other net expenses were $4.0 million in 2004, a $1.2 million increase from the $2.8 million in 2003. Other expense in 2004 includes the write-off of $1.0 million of direct costs related to possible business acquisitions and $0.6 million of "catch up" depreciation for assets previously held for sale. In the third quarter of 2004, the sale of the closed Baltimore, Maryland facility was completed resulting in an $879,000 gain. This gain was partially offset by a $479,000 write-down of the book value of the closed Oregon, Ohio facility that is still held for sale. Other expense in 2003 included $1.4 million in curtailment costs for the Baltimore, Maryland union pension plan and a gain of $0.8 million on the sale of the closed Whittier, California manufacturing facility. The remaining expenses primarily reflect costs associated with ongoing restructuring initiatives.

Net income (loss)

	2004	2003	Increase
Income before interest and income taxes
Fence	$23,267	$4,649	$18,618
Percent of net sales	9%	2%	7%
Concrete Construction Products	$34,980	$8,209	$26,771
Percent of net sales	13%	5%	8%
Total	$58,247	$12,858	$45,389
Percent of net sales	11%	3%	8%
Interest expense	$21,971	$20,704	$1,267
Income tax expense (benefit)	$14,547	$(2,656)	$17,203
Net income (loss)	$21,729	$(5,190)	$26,919
Percent of net sales	4%	(1)%	5%

Interest expense. Interest expense has increased $1.3 million in 2004 due primarily to increased average borrowing under the revolving credit facility to fund an increased investment in working capital and increases in market interest rates. The increase in market interest rates was somewhat mitigated by the reduction, effective June 1st, of the margin added to the LIBOR based and prime rate based borrowings under the revolving credit facility by 50 and 25 basis points, respectively. Effective November 8, 2004, the margin added to the LIBOR and prime rate based borrowings under the revolving credit facility were further decreased by 100 and 12.5 basis points, respectively, as a result of achieving a debt to adjusted earnings ratio of less than 4.0 when computed utilizing trailing twelve month results.

Income tax expense (benefit). The increase in income tax expense is primarily due to the increase in income before interest and income taxes. The estimated effective tax expense rate for fiscal year 2004 is 40.1% as compared to the annual effective tax benefit rate of 33.9% that was estimated as of the end of the third quarter in 2003. This change in rate is due primarily to the impact of expenses not deductible for income tax purposes in relation to varying amounts of pre-tax income.

Liquidity and Capital Resources

On August 18, 2004, the $6.4 million net obligation to MMHC was settled. The board of directors declared a non-cash dividend of $694,000 to MMHC to settle a receivable from MMHC with a corresponding charge to equity. The $694,000 had been disbursed by the Company in previous years to fund various MMHC expenses. In addition, MMHC converted its $7.1 million receivable due from the Company into an additional capital investment in the Company. The amount represented a portion of the income tax expense incurred by the Company over several years that was not ultimately payable to taxing authorities due to deductible expenses provided by MMHC in the consolidated income tax returns. As a result, the Company has reclassified the former $7.1 million obligation to MMHC as a capital contribution included in paid-in capital in the accompanying balance sheet.

Working capital

Working capital at October 2, 2004 was $164.5 million compared to $100.2 million at September 27, 2003. The increase is primarily due to inventories ($60.0 million increase) accounts receivable ($13.1 million increase) and accounts payable ($4.2 million decrease). Offsetting factors were a $15.6 million increase in accrued liabilities and a $8.8 million change in income taxes. The increase in accounts receivable is primarily due to the increase in sales of $41.5 million in the third quarter of 2004 as compared to the same period in 2003. Even though accounts receivable balances were higher at the end of September 2004, the days sales outstanding statistics improved on a year over year basis. The inventory increase was primarily due to the higher prices now paid for inventories of steel as well as the timing of certain offshore product arrivals. The increase in accrued liabilities is primarily due to accruals for incentive and retirement plan compensation. Accounts payable balances have declined as we have begun to take advantage of selected, attractive prompt payment discounts. At the same time, we have not fully resolved to our satisfaction with certain suppliers, new credit limits that make sense in light of the current costs of steel and other purchased products. This has resulted in the need to accelerate certain payments to suppliers to stay within their established credit terms.

Cash flow

Operating Activities. Despite an increase in net income of $26.9 million in the first nine months of 2004 as compared to the first nine months of 2003, operations utilized $10.1 million of cash in the first nine months of 2004 as compared to $3.4 million in the first nine months of 2003. The increased investment in working capital during 2004 was the primary reason for this change.

Investing activities. Capital expenditures utilized $6.4 million of cash in 2004, compared to $5.8 million in 2003. Capital expenditures for 2004 could total as much as $10 to $11 million, not including projects of approximately $5 million subject to capital lease financing. The capital expenditures are to upgrade certain operations, add production capacity, and lower costs. In 2004, $1.9 million has been advanced as deposits on machinery that will be refunded when capital lease financing closes. In the first nine months of 2003, $5.7 million of deposits made in 2002 on machinery had been refunded when the related capital lease financing was closed. The first nine months of 2003 included the acquisition of Structural Reinforcement Products, Inc. ("SRP"), on December 30, 2002 using approximately $24.0 million of cash funded by the revolving credit facility.

Financing activities provided cash of $16.8 million in the first nine months of 2004 primarily to fund investment in working capital and new machinery as compared to $26.2 million provided in 2003. The borrowing in 2003 was primarily related to the purchase of SRP.

Liquidity and capital resources

Credit Facility. At October 2, 2004, excess availability under the revolving credit facility was $53.8 million, and the amount borrowed was $84.8 million. The computed borrowing base at October 2, 2004 was approximately $147 million. Excess availability as of November 12, 2004 is approximately $43.1 million. In October 2004, the Company made a semi-annual interest payment of $11.3 million to the holders of its senior subordinated notes.

On May 28, 2004, the revolving credit facility was amended to increase the aggregate credit facility from $115 million to $150 million and to increase the aggregate maximum amount of the borrowing base attributable to inventory from $70 million to $80 million. In addition, the covenants regarding permitted business acquisitions and distributions by the Company were amended to increase the required revolving credit availability from $10 million to $20 million after giving effect to such an event. In the case of distributions, the $20 million availability must also be met on average for the three month period immediately prior to the distribution. Effective June 1, 2004, the margin added to the LIBOR based and prime rate based borrowings under the revolving credit facility was reduced by 50 and 25 basis points, respectively. This reduction was a result of achieving a fixed charge coverage ratio requirement of 1.1 utilizing trailing twelve month results. Effective November 8, 2004, the margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was further decreased by 100 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings test achieved a ratio of less than 4.0 when computed utilizing trailing twelve month results.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market presence. It is possible, depending on our future operating cash flows and the size of potential acquisitions, that we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions. We may also pay dividends to MMHC from time to time to pay operating expenses, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indenture and revolving credit facility loan agreement.

Outlook

MMI anticipates results in the last quarter of 2004 to be reasonably comparable with the same period in 2003. Looking ahead, we believe the outlook for MMI is favorable because the construction markets continue to improve, we have completed the majority of our internal process to restructure manufacturing operations though we anticipate making some additional changes over the next few years, the steel rod price and supply situation is now much more stabilized, and we are continuing to implement specific operational and marketing strategies to further lower costs, to expand sales volumes and to expand and improve product mix. Sustaining 2004's profitability in 2005 will be supported by changes in sales volume, further new product introductions, additional geographic expansion, improvements to product mix, and further cost reductions. We continue to explore opportunities to also expand our portfolio of imported products. This year we have added products produced in China, Taiwan, England and Canada and we believe that additional imported product additions may be feasible in 2005 and beyond.

On October 22, 2004, President Bush signed into law the "American Jobs Creation Act of 2004." The legislation creates a nine percent deduction for income derived from qualified domestic production activities that will be phased in over a period of years beginning in 2005 (three percent in 2005). We are currently evaluating the potential beneficial effect this legislation will have on our 2005 income taxes.

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

Forward Looking Information

Statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of the Company's business; national and regional economic conditions in the U.S.; seasonality of the Company's operations; levels of construction spending in major markets; supply/demand structure of the industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; and other Factors disclosed in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. The forward-looking statements are made as of this date and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $150.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at either the bank's base rate plus an adjustable margin, which ranges from 0.00% to 0.25% or a LIBOR rate plus an adjustable margin, which ranges from 1.25% to 2.75%. Both adjustable margins are based on the previous 12 month adjusted earnings from operations. For the nine months ended October 2, 2004, the average month-end balance outstanding under our credit facility was $77.2 million. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. This swap agreement was contracted on July 10, 2003. It established a fixed LIBOR base rate that will be applied to $15.0 million of the principal balance outstanding over the three year period that began on December 12, 2003. In 2004, absent any additional business acquisitions, we expect the average month-end balance of this facility will be approximately $74 million. Based on this balance, a one percent change in the interest rate would cause a change in annual interest expense of approximately $0.7 million. A one percent change in the interest rate for the first nine months ended October 2, 2004, would have caused a change in interest expense of approximately $0.6 million.

We also have exposure to price fluctuations and availability with respect to steel rod, our primary raw material. This is particularly apparent in the current market environment. Today, the availability of steel is driven by the dynamics of overall world consumption increases: heavily influenced, it would appear, by China. As well, anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to tariffs which could prohibit them from shipping steel rod into the United States. At the same time, the production of steel rod in the United States remains below historical levels and some domestic producers of rod have shifted some production to rebar. As a result, in the second quarter of 2004 we incurred some spot shortages of certain sizes of steel rod. We have seen an increase in domestic production during the third quarter. With its re-opening, a previously closed steel mill has brought more stability to the steel market. Although we may face spot shortages during future months, we expect to have access to adequate raw material supplies needed to meet projected levels of customer demand. However, we acknowledge the dynamics of the steel market can change and thus could have an adverse impact on our operations.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 2, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports filed with the SEC as of October 2, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 2, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MMI Products, Inc.

Date: November 16, 2004	By: /s/ Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)