Form 10-K
period 2005-01-01
MMI PRODUCTS INC
filed 2005-04-01
CIK 1040736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2005 OR

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

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on March 30, 2005, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

Item 1. Business

General

MMI Products, Inc. ("the Company"), a Delaware corporation and a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"), was organized in 1953. MMHC was acquired by Citicorp Venture Capital, Ltd. ("CVC") and members of the Company's management in 1986.

We are a leading manufacturer and distributor of building products used in the North American infrastructure, commercial and residential construction industries. For the year ended January 1, 2005, we believe approximately 72% of our total net sales were for nonresidential applications. Our products are segregated into two reporting segments: Fence and Concrete Construction Products, which accounted for 49.4% and 50.6% of our total net sales, respectively, for the year ended January 1, 2005. We have established leading market share positions in each of our segments by combining high quality products, product breadth, superior customer service and extensive distribution capabilities. Additionally, we realize cost savings by combining the requirements for steel rod, our main raw material, for each of our segments. As a result, we are one of the largest buyers of steel rod in the United States and believe we are able to generally purchase steel rod at a discount to industry standards.

The products in our Fence segment include chain link fence fabric, fittings, ornamental iron fence and other related products which are manufactured and distributed by us, as well as wood, vinyl and aluminum products which are primarily manufactured by third parties and distributed by us. The products in our Concrete Construction Products segment include various classes of welded steel reinforcement, which serve as a structural grid for concrete construction, including all types of buildings, roads, bridges, airport runways, pipelines, and sewage and drainage projects. In addition, the Concrete Construction Products segment produces over 2,000 specialized accessories used in concrete construction ("concrete accessories"), including products used to position and install steel reinforcing bar and the welded steel reinforcement products.

We have an extensive and well-positioned distribution network, consisting of 18 principal manufacturing facilities strategically located throughout the United States and Mexico and 63 company-operated distribution centers, located in 31 states and Mexico. Our distribution network serves over 5,300 customers, including residential and non-residential contractors, independent fence dealers and wholesalers, industrial manufacturers, highway construction contractors, precasters of concrete products and fabricators of reinforcing bar. In addition to serving customers nationwide, our distribution centers and production facilities are well positioned to serve areas of high population and construction growth. We currently have manufacturing or distribution facilities in each of the ten states with the largest projected increases in population through 2025.

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

We have one customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2004; however, this customer did not account for more than 10% of our consolidated net sales.

All of our outstanding capital stock is owned by MMHC. An affiliate of CVC, Court Square Capital, Limited, together with employees and other persons affiliated or otherwise associated with CVC, own 49.5% of the total voting power of MMHC. In addition, such persons may elect to convert their stock into stock of another class and by so doing represent 82% of the total voting power of MMHC.

We have two subsidiaries, MMI Management, Inc. and Ivy Steel & Wire, Inc. MMI Management, Inc. has a 99% limited partnership interest in, and the Company holds a one percent general partnership interest in, MMI Management Services, L.P., the entity which provides us use of its intellectual property and provides general management, business development, finance, and purchasing services.

Our corporate headquarters are located at 400 N. Sam Houston Pkwy E., Ste. 1200, Houston, Texas 77060. Our telephone number is (281) 876-0080.

The 2004, 2003, and 2002 fiscal years referred to in this Annual Report are the fifty-two week period ended January 1, 2005, the fifty-three week period ended January 3, 2004, and the fifty-two week period ended December 28, 2002, respectively.

Acquisitions

Historically, we have achieved a significant portion of our growth through business acquisitions. The Company has completed one acquisition since the beginning of fiscal 2002.

On December 30, 2002, the Company purchased all of the issued and outstanding shares of Structural Reinforcement Products, Inc. ("SRP"). On December 31, 2002, SRP's name was changed to Ivy Steel & Wire, Inc. The purchase price recorded in fiscal 2003 by the Company was approximately $27.6 million, including $3.6 million for the present value of contracted installment payments. The $24.0 million cash disbursement was funded from our revolving credit facility. Additional acquisition costs could be recorded contingent upon the operating and financial success of the acquired facility. SRP manufactures welded steel reinforcement products in a "state-of-the-art" facility located in Hazleton, Pennsylvania.

Business Segments

We report our results of operations in two business segments - Fence and Concrete Construction Products. Both segments share common factors in relation to seasonality of business and raw materials.

Seasonality and Cyclicality. Our products are used in the infrastructure, commercial and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on our sales and profitability. The highest level of sales and profitability generally occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters. In an effort to mitigate cyclical influences, we have implemented the following strategies to help offset the impact of any such downturns on our operating results and liquidity:

    increased our focus on products used in the infrastructure and commercial construction industries, which over the years have tended to have less cyclical volatility than the residential construction industry;
    positioned our Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending;
    expanded our distribution network to serve diverse areas of high population growth, as well as to limit the effects of any particular regional economic downturn.

Raw Materials. Our manufactured products are produced primarily from steel rod. Because both business segments require large quantities of the same raw material, we purchase steel rod in significantly larger quantities than would be necessary if the business segments were part of independent enterprises. Because of such large volume purchases, we believe that we typically purchase steel rod at a discount to industry standards. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately 33.0% in fiscal year 2004), we believe such cost savings provide a competitive advantage.

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

Merchants Metals is headquartered in Houston, Texas. Its operations are located throughout the United States and include one manufacturing location in Mexico. Merchants Metals operations are managed by geographic regions. Anchor Die Cast, a manufacturer of fence fittings, is located in Harrison, Arkansas. Our Fence segment contributed 49.4%, 56.5%, and 56.6% of consolidated net sales in fiscal years 2004, 2003, and 2002, respectively.

Production Process. Our chain link fence manufacturing process is virtually the same at each manufacturing facility. The dominant manufacturing process is "galvanized after weaving," where after wire drawing and weaving processes, the produced roll of chain link fabric is passed through molten zinc which clings to the surface to protect against corrosion and enhance appearance.

The segment also produces other types of coated wire fabric, including PVC coated, aluminum coated, and "galvanized before weaving". In addition, vinyl coatings are applied to the pipe, tubing, and fittings used with vinyl coated chain link fabric. Anchor Die Cast manufactures a full line of aluminum die cast and galvanized pressed steel fence fittings.

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

Products. Our Fence segment is one of the largest producers of hot dipped galvanized and vinyl coated chain link fence systems and a major producer and distributor of ornamental iron and aluminum fencing in the United States. The segment manufactures its products at seven principal facilities in the United States and Mexico.

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

The Secure-Bond™ fencing system is a specially formulated polyvinylchloride (PVC), compounded of virgin PVC resins, plasticizers and stabilizers that is fused and bonded to a high quality commercial grade steel core wire which has been given a standard coating of zinc. With this Merchants Metals exclusive process, the galvanized steel substrate is mechanically cleaned and chemically treated to produce a molecular bond between the galvanized core and the vinyl. The strength of the bond is greater than the cohesive strength of the PVC material itself. This permanently fused vinyl coating provides a dense and impervious covering, free of voids, with a smooth surface. The process permits the use of a larger diameter core wire because it requires only a 7 to 10 mil (thousandths of an inch) coating of vinyl (compared to the approximate 15 to 25 mil vinyl coating for extruded plastic coated wire) to assure protection from corrosion. The resulting product is a wire with a fused-on vinyl coating that is evenly applied and free of pin holes and blisters. Secure-bond fencing is corrosion and abrasion resistant and will not support combustion.

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

Other manufactured products are:

    aluminized chain link fence fabric;
    a full line of aluminum die cast and galvanized pressed steel fence fittings;
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

In fiscal year 2004, approximately 52% of our Fence segment sales represented products we manufactured. The remaining fence products were purchased as finished goods from third parties for distribution. Purchases of finished fence products are primarily from domestic manufacturers. We believe our full line of fence products provides a competitive advantage by giving us the ability to provide a "one-stop shop" solution for our customers, thereby promoting customer loyalty.

Sales and Marketing; Principal Customers. Our Fence segment sells fence products principally to independent fence dealers and wholesalers and to nonresidential and residential contractors. Although some of our fence products get to the ultimate consumer through home centers, home centers have not historically been a primary focus of our Fence segment's sales efforts. No customer accounted for more than 10% of our Fence segment revenues in fiscal year 2004.

Sales and customer service employees consist of inside and outside sales personnel, distribution center managers, sales managers, and customer service representatives. Our Fence segment's sales are made from our network of 7 manufacturing facilities and 47 distribution centers, located in 31 states. Because customer orders typically require rapid turn-around time, the distribution centers are strategically located near customers' facilities. The segment also distributes its fence products through a network of approximately 500 authorized dealers located across the country.

Competition. Our Fence segment's major national competitors are Master-Halco, Inc., Ameristar Fence Products, and Stephens' Pipe & Steel. Master-Halco, Inc. is the largest, full-line distributor of fence products in North America and we believe has focused its business on both the home center distribution channel as well as the professional fence installer market. Ameristar Fence Products is currently the largest domestic manufacturer of ornamental fence products. Stephens' Pipe & Steel is a manufacturer and distributor of galvanized and vinyl chain link fence products, gates, vinyl coated framework, and ornamental steel fencing. Our Fence segment also competes with a number of other regional competitors.

Although the ability to sell fence products at a competitive price is an important competitive factor, we believe other factors, such as perceived quality of product and service and ability to deliver products to customers quickly, are also important to our fence customers.

Concrete Construction Products Segment

Our Concrete Construction Products segment is made up of two divisions, Ivy Steel and Wire ("Ivy"), which produces welded steel reinforcement products, and Meadow Burke Products ("Meadow Burke"), which produces concrete accessories. Ivy is headquartered in Houston, Texas and Meadow Burke is headquartered in Tampa, Florida. Both divisions segregate their management and operations by geographic region. Our Concrete Construction Products segment comprised 50.6%, 43.5% and 43.4% of our consolidated net sales in fiscal years 2004, 2003 and 2002, respectively.

Production Process. Our Concrete Construction Products segment manufactures its products at 12 principal facilities, which are strategically located throughout the United States and Mexico. Welded steel reinforcement products are produced from wire drawn from low-carbon, "hot-rolled" steel rod that ranges in size from 1/8-inch diameter to 3/4-inch diameter, in both smooth and deformed patterns. These products are manufactured on large automatic welding machines that use the electrical resistance method. They are designed, engineered and manufactured based on customer project specifications.

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

The welded steel reinforcement products can be used in virtually any reinforced concrete application, including buildings, roads, bridges, airport taxiways, pipelines, sewage and drainage projects, and precast products. They include:

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

Precast box culverts are becoming more widely used in structures for the conveyance of storm water runoff in certain regions of the country. Departments of Transportation, local governments, and private developers are increasingly specifying box culverts on their projects. The steady increase in box culvert demand has challenged the precaster to develop new and better means of providing a quality product at a competitive price. We believe we are the industry leader in the design and production of custom welded steel reinforcement sheets for the precast concrete industry. Additionally, we provide innovative reinforcement sheets that are improving the way box culvert cages are constructed.

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

Wall Forming Accessories - Wall forming accessories such as snap ties and loop ties are produced for forming projects of poured in place concrete construction. These accessories carry working loads for holding the concrete forms of steel or plywood in position for pouring concrete to dimensional designs for concrete walls and columns.

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

Halfen Products - Halfen products are produced in Germany by Halfen GmbH & Co. KG. and distributed exclusively by Meadow Burke for the anchoring and connecting of curtain wall facades in commercial construction projects, as restraint anchors in precast concrete panel applications, and in pipe framing systems. Halfen anchors have a wide variety of applications and can be customized by Meadow Burke engineers.

Masonry Products - Masonry products consist of a patented concealed lintel system. This product eliminates the need for exposed structural steel in masonry overhead openings.

Although the Concrete Construction Products segment manufactures most of its concrete accessories, certain products, such as plastic supports for steel reinforcing bar and certain types of form ties, are purchased from third parties for distribution by the segment. New products are continually introduced in an effort to provide a full line of concrete accessories to customers.

In fiscal year 2004, approximately 94% of the segment's sales represented manufactured products. The remaining 6% of the segment's sales were products purchased as finished goods from third parties for resale through our 12 manufacturing facilities and 16 distribution facilities.

Sales and Marketing; Principal Customers. The segment sells its products principally to the following:

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

The sales force for concrete accessories consists of inside and outside sales people, customer service representatives and distribution center managers. Concrete accessories are distributed from our network of 5 manufacturing facilities and 16 distribution centers. Because orders for concrete accessories typically require rapid turn-around time, these distribution centers are strategically located near customers' facilities.

There was one customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2004, 2003 and 2002, although this customer did not account for more than 10% of our consolidated net sales in any such year.

Competition. The segment's largest competitor for welded steel reinforcement products is Insteel Industries, Inc. The segment also faces regional competitors in other areas of the country. There is also competition from smaller regional manufacturers and wholesalers of these products.

The concrete accessories product line faces competition from several significant competitors. Dayton-Superior Corporation is the leading full line national participant in the concrete accessories industry with we believe a complete line of products supported by manufacturing and service center capabilities. Universal Form Clamp, Inc. we believe has a narrower product and geographic profile. Don DeCristo Concrete Accessories is a large regional producer. The segment also faces competition from other regional competitors, which offer a more limited number of products.

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

We believe our facilities are currently in compliance with applicable environmental laws and regulations. Environmental laws continue to be amended and revised to impose stricter obligations, however, and compliance with future additional environmental requirements could necessitate capital outlays. We cannot predict the impact on our operations of any such future requirements, if enacted, although we believe such regulations would be enacted over time and would affect the industries within which we operate as a whole.

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

Employees

As of March 30, 2005, we had approximately 2,300 full time employees. We are a party to three collective bargaining agreements. These agreements are with three unions, and as of

March 30, 2005, a total of 150 employees were represented. The three collective bargaining agreements cover employees at the following facilities:

    Tampa, Florida;
    Palisades Park, New Jersey; and
    Chicago, Illinois. (1)

(1) Bargaining agreement still exists even though operations discontinued the end of September 2003 and employees terminated.

The acquisition of SRP on December 30, 2002 included the assumption of a workforce that has approved union representation. A collective bargaining agreement has not yet been signed.

We consider our relations with our employees and the unions to be good.

WHERE YOU CAN FIND MORE INFORMATION

We file (File No. 333-29141) annual, quarterly and special reports and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC's public reference room, at 450 Fifth Street, N.W., Washington, D.C., 20549, as well as at public reference rooms in New York, New York and Chicago, Illinois. Please call (800) SEC-0330 for further information on the public reference rooms. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. Our website is http://www.mmiproductsinc.com.

Item 2. Properties

Our principal executive offices and Fence segment headquarters are located in 39,000 and 20,000 square feet, respectively, of leased space in Houston, Texas.

Our operating facilities consist of two categories, manufacturing plants and distribution centers. We own the majority of the manufacturing plants, whereas the majority of distribution centers are leased from third parties. The following table sets forth the general information of each of our facilities by operating segment as of March 30, 2005:

Fence Manufacturing Plants	State/Country	Square Feet (1)
Bladensburg - Leased	Maryland	152,000
Houston - Owned	Texas	142,000
Mexicali - Leased (2)	Mexico	116,000
Harrison - Owned	Arkansas	74,000
Statesville - Owned	North Carolina	74,000
New Paris - Owned	Indiana	72,000
Brighton - Leased	Michigan	66,000
Total Fence Manufacturing Plants		696,000
Concrete Construction Products Manufacturing Plants
Ft. Worth - Owned	Texas	162,000
Jacksonville - Owned	Florida	158,000
St. Joseph - Owned	Missouri	157,000
Houston - Owned/Leased	Texas	137,000
Kingman - Owned	Arizona	109,000
Hazleton - Owned	Pennsylvania	98,000
Pompano Beach - Owned	Florida	93,000
Tampa - Owned	Florida	78,000
Hazleton - Leased	Pennsylvania	77,000
Converse - Leased	Texas	72,000
Tampa - Owned/Leased	Florida	55,000
Mexicali - Leased (2)	Mexico	39,000
Total Concrete Construction Products Manufacturing Plants		1,235,000
Distribution and Other Facilities
Fence Distribution Centers (3)	31	624,000
Concrete Construction Products Distribution Centers (3)	13	450,000
Concrete Construction Products Engineering Centers - Leased	California & Texas	6,000

_______________

(1) Does not include square footage of outside storage and other outdoor areas.

(2) Shared manufacturing plant between Fence and Concrete Construction Products Segments.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data derived from our audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes to the consolidated financial statements, included on pages 32 through 57 of this report.

	Fiscal Year (1)
	(In thousands)
	2004	2003	2002	2001	2000
Income Statement Data: (2)
Net sales	$ 673,904	$ 516,025	$ 515,539	$ 514,176	$ 542,243
Gross profit	167,226	101,471	109,102	116,878	126,988
Income before interest and income taxes	65,340	16,861	21,995	42,652	55,231
Net income (loss)	20,886	(7,115)	(2,300)	9,941	19,172
Balance Sheet Data:
Working capital (3)	$ 173,289	$ 117,718	$ 92,802	$ 87,223	$ 22,379
Total assets	393,484	326,885	280,486	287,058	295,688
Total long-term obligations, including current maturities	306,661	277,472	226,224	218,295	222,084
Stockholder's equity (deficit) (4)	2,171	(25,104)	(18,678)	(10,386)	(3,949)
Cash Flow Data:
Net cash (used in) provided by operating activities	$ (15,833)	$ (16,886)	$ 10,057	$ 29,606	$ 28,539
Net cash used in investing activities	(11,019)	(20,597)	(11,191)	(6,327)	(49,269)
Net cash (used in) provided by financing activities	27,321	37,814	1,565	(23,527)	21,315
Cash dividends (4)	--	--	5,516	16,142	31,000
Other Financial Data:
Depreciation and amortization (5)	$ 13,049	$ 11,935	$ 11,600	$ 13,841	$ 13,176

_______________

  Certain reclassifications have been made to the historical financial results in order to conform to the 2004 presentation.
  Includes historical results of operations, from the date of acquisition, of the net assets acquired pursuant to the acquisitions of SRP (2003), Page Two, Inc. and Kewe 3, Inc. (2001), and Hallett Wire Products Company (2000).
  In fiscal year 2000, working capital declined substantially due to the reclassification of a $65.2 million balance under our then $100.0 million revolving credit facility to current debt. The credit facility was to mature on December 12, 2001. The impact of this reclassification continued until the credit facility was replaced on October 30, 2001. The facility has been subsequently amended by a $150.0 million credit facility that will mature on December 12, 2006.
  In fiscal years 2002, 2001 and 2000, $5.5 million, $16.1 million and $31.0 million, respectively, were distributed to MMHC to pay down amounts owed under the MMHC credit facility. These dividends and those paid beginning in 1997 total $111 million of charges to MMI retained earnings.
  In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. If SFAS No. 142 was in effect for years 2001 and 2000, depreciation and amortization expense would have been $11,557 and $11,293, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. Our estimation processes generally relate to potential bad debts, damaged and slow moving inventory, health care and workers compensation claims, the value of long-lived assets, and the value of goodwill and other intangible assets. We base our judgments on historical experience and various other assumptions we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ materially from our estimates.

We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met generally at the time product is shipped but sometimes when the product reaches its destination. We maintain an allowance for doubtful accounts receivable by providing for specifically identified accounts where collection is questionable and an allowance based on the aging of the receivables, giving consideration to historical experience and current trends. A change in experiences or trends could require a material change in our estimate of the allowance for doubtful accounts in the future.

Inventories are valued at the lower of average cost or market for most products other than welded steel reinforcement products. The welded steel reinforcement products division of the Concrete Construction Products segment values its inventory at the lower of first in, first out ("FIFO") cost or market.

We provide a valuation allowance for damaged and slow moving inventory based on individual product activity, giving consideration to historical experience and current trends. The valuation adjustment is the recorded cost of the inventory minus its estimated realizable value.

We accrue estimated liabilities for workers' compensation claims expense and claims incurred but not reported under our self-insured health care program. These accruals are based on claims data and valuations that reflect our best estimate of the ultimate expense, which considers current and historical claims development experience. A change in the current or historical trends could require a material change in our estimate for this accrued liability in the future.

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

We review the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying values may not be recoverable. The review for impairment requires the use of forecasts, estimates, and assumptions as to the future performance of our operations. Actual results could differ from forecasts resulting in a revision of our assumptions and, if required, could result in recognizing an impairment loss in a future period. In determining the fair value of each reporting unit, the Company estimates fair value by applying a range of multiples to a weighted average estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA"). In the event the carrying value exceeds the estimated fair value, the Company determines the implied value of the goodwill to determine any potential goodwill impairment. If such impairment exists, the excess carrying value is written off as an impairment expense.

We evaluate the recoverability of our long-lived assets that are held-for-use whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets is determined based on a comparison of the estimated future undiscounted cash flows related to such assets to their carrying values. If the carrying value of such assets exceeds the future undiscounted cash flows, the carrying value of the related assets would be reduced to their estimated fair value. Estimating future undiscounted cash flows requires the use of forecasts, estimates, and assumptions as to the future performance of our operations. Any changes in these estimates or assumptions could result in an impairment charge in a future period. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less any costs to sell the asset.

Recent Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4", to clarify the accounting for abnormal inventory costs and the allocation of fixed production overhead costs. SFAS No. 151 will be effective for inventory costs incurred beginning in fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No. 151.

General

The following is an analysis of our financial condition and results of operations. You should read this analysis in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included on pages 32 through 57 of this report.

Results of Operations for Fiscal 2004 Compared to 2003

Fiscal 2004 demonstrated a significant recovery from the unfavorable market and competitive environment that existed through the majority of 2002 and 2003. An improving economy fostered a strong residential construction demand, and for the first year since 2000, non-residential construction activity showed positive growth. Infrastructure spending also started to trend up. These factors aided the volume growth in our Concrete Construction Products segment. Fundamental changes in the steel rod industry also helped reverse the factors that had so distorted competitive conditions within our respective industry sectors in 2002 and 2003. Steel rod producers incurred a significant increase in their cost input factors in 2004. When these cost factors were combined with a rationalization of domestic steel rod capacity, meaningful steel price increases resulted, aggregating anywhere from 80% to 100% during the year. Supply and demand conditions were further influenced by:

  the establishment of dumping and countervailing duties against a number of countries formerly quite active in exporting to the U.S.
  strong demand for steel in China and other parts of the world increases in ocean freight rates, and
  declines in the relative value of the U.S. dollar

As a result, steel rod availability was tight through the first eight months of fiscal 2004, and companies eliminated the excess stocks of inventory that had built up in 2003.

These factors allowed us, as well as the other competitors in the various industrial sectors within which we operate, to implement price increases that offset the steel cost price increases and improved profit margins. Importantly, relative stability in the competitive environment also occurred, supported by the improving economy, the outlook for continued strong demand going forward, and the absence of the many significant competitor-specific issues that distorted business strategies in 2002 and 2003.

Although our overall improvement in profitability in 2004 was due to successful pricing strategies and volume increases in the Concrete Construction Products segment, 2004 also benefited from the continuation of our cost reduction activities. Further cost reductions are expected for the future, through additional investments in equipment and through the application of more rigorous management processes. Fiscal 2004 was still burdened by some restructuring related expenses amounting to $2.3 million that were incurred as part of the overall process to lower the company's cost structure. Absent the need for any further cost rationalization, these expenses are expected to be relatively minor in 2005.

Net sales

	2004	2003	Increase (Decrease)
Fence	$332,799	$291,474	$41,325
Percent of net sales	49%	56%	(7)%
Concrete Construction Products	$341,105	$224,551	$116,554
Percent of net sales	51%	44%	7%
Total net sales	$673,904	$516,025	$157,879

Consolidated net sales increased $157.9 million or 30.6% as compared to 2003. The majority of the increase is due to price adjustments made in light of the increased cost, primarily for steel rod, and additionally in the fence business, for steel pipe and tubing and galvanized wire. Improvements in market activity and market share have also contributed to increases in sales volumes in 2004 as compared to 2003. Improvements in production capabilities, customer service, and new product introductions have contributed to the market share increases.

Fence

Net sales in the fence segment increased $41.3 million or 14.2% as compared to 2003 due primarily to higher pricing to cover increased costs of steel rod, steel pipe and tubing and galvanized wire and because of changes in the mix of products sold. In the first half of 2004, Fence segment sales volumes were higher than in the comparable period of 2003 when activity was depressed due to poor weather and an uncertain economic climate. However, beginning in June and continuing through the fourth quarter of 2004, sales volumes were lower than in 2003. Because of rapidly rising steel prices and concerns about product availability during the first half, customers aggressively added to inventory levels which they subsequently worked through during the latter part of the year. In the latter portion of 2003, we believe customers began to build inventories to take advantage of "pre-increase" pricing as higher pricing had been announced for 2004 in response to escalating costs of steel.

Concrete Construction Products

Net sales in the Concrete Construction Products segment increased $116.6 million or 51.9% as compared to 2003 due to increased price and volume levels. The higher price levels reflect the pass-through of increased costs for steel rod as well as favorable changes to the Company's mix of products sold. Volume gains have resulted from improved market activity and increases in market share, supported by new production equipment installed in the second half of 2003, the impact of recent new product introductions and the establishment of new concrete accessories distribution facilities in New England and the Pacific Northwest late in 2003 and in Florida in August 2004. Volume in 2003 was burdened by a slow first half when the volume of concrete construction products sold was adversely impacted by a slowdown in activity caused by severe winter weather and economic uncertainty.

Gross profit

	2004	2003	Increase
Fence	$91,578	$64,303	$27,275
Percent of segment net sales	28%	22%	6%
Concrete Construction Products	$75,648	$37,168	$38,480
Percent of segment net sales	22%	17%	5%
Total gross profit	$167,226	$101,471	$65,755
Percent of total net sales	25%	20%	5%

Consolidated gross profit increased $65.8 million as compared to 2003 primarily due to the implementation of higher prices to offset rising steel costs, as well as the fact that some of the steel consumed during 2004 was from inventories that had been acquired at prices below those charged for new receipts of steel. Increases in the volume of products sold were also a key factor in the Concrete Construction Products segment. The increased utilization of plant capacity from higher volumes and the benefits of the Company's ongoing restructuring initiatives improved cost levels and operating efficiencies resulting in a favorable impact on gross profit. The fiscal year 2003 was impacted by competitive pricing pressures and a period of lower sales volumes which had an unfavorable impact on the utilization of manufacturing and distribution capacity.

Fence

Gross profit in Fence was $91.6 million, a $27.3 million increase as compared to gross profit of $64.3 million in 2003. The gross margin increased from 22.1% in 2003 to 27.5% in 2004. In 2003, the fence segment was unfavorably impacted by competitive pricing pressures and lower sales volumes caused by weak market conditions. In 2004, the market environment allowed the fence business to recover from the 2003 pricing situation and to establish new prices that adequately accommodated increases in steel costs. The impact of the pricing changes and the favorable per unit cost impact of running the fence manufacturing plants at higher operating levels during the first half of 2004 were important contributors to the increase in gross profit. Gross profit in 2004 was adversely impacted by $1.4 million in estimated costs to remediate a quality issue associated with a manufacturing process that had been temporarily outsourced because of fire related damage at a company facility.

Concrete Construction Products

Gross profit in Concrete Construction Products was $75.6 million, a $38.5 million increase as compared to gross profit of $37.2 million in 2003. The increase was due to improved pricing, increased volumes, the beneficial impact of higher volumes on operating efficiencies, other cost savings, an improved product mix and the fact that some steel consumed during 2004 was from inventories that had been acquired at prices below those charged for new receipts of steel. As a result, the gross margin increased from 16.6% in 2003 to 22.2% in 2004.

Selling, general and administrative expenses

	2004	2003	Increase (Decrease)
Fence	$66,591	$58,113	$8,478
Percent of segment net sales	20%	20%	--%
Concrete Construction Products	$31,837	$23,299	$8,538
Percent of segment net sales	9%	10%	(1)%
Total selling, general and administrative expenses	$98,428	$81,412	$17,016
Percent of total net sales	15%	16%	(1)%

Consolidated selling, general and administrative expense increased $17.0 million or 20.9% as compared to 2003 but declined almost one percentage point in relation to net sales. Expenses for incentive compensation and retirement plan contributions in fiscal 2004 are approximately $5.7 million more than in 2003. Fiscal year 2004 includes $1.1 million in expenses related to a cost recovery initiative, a $1.2 million increase in the reserve for doubtful accounts, $0.5 million related to the expansion of our distribution network, and approximately $0.6 million to increase the accrued vacation liability. This latter charge is the accounting impact of our decision in the fourth quarter to implement a single vacation policy for the entire company, replacing a variety of programs that existed in the past. Also contributing to the increase has been the expansion of sales, marketing, finance, and system support functions, higher truck rental expenses, higher health care costs, adjustments to compensation levels, and consulting fees associated with the implementation of new systems and with Sarbanes-Oxley compliance efforts.

Fence

Selling, general and administrative expense in Fence was $66.6 million, an $8.5 million increase as compared to selling, general and administrative expense of $58.1 million in 2003. As a percent of net sales, selling, general, and administrative expense remained unchanged in 2004 as compared to 2003. The higher expense levels were due primarily to increases in incentive and retirement plan compensation, the allowance for uncollectible accounts, and a cost recovery initiative. In addition, rental expense of $1.1 million was incurred during 2004 for new trucks used in the distribution of inventory. This equipment replaced trucks used in 2003 which were owned, many of which were already fully depreciated. The depreciation expense associated with their use in 2003 was $0.6 million.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense was $31.8 million, an $8.5 million increase as compared to selling, general and administrative expense of $23.3 million in 2003. As a percent of net sales, selling, general and administrative expense declined over one percentage point in 2004 as compared to 2003. The increase in expense was due primarily to incentive and retirement plan compensation, the costs of operating new distribution centers in the concrete accessories product line, higher distribution activity, and an increase in the allowance for uncollectible accounts.

Other expense, net

	2004	2003	Increase (Decrease)
Fence	$705	$249	$456
Concrete Construction Products	2,753	2,949	(196)
Total other (income) expense, net	$3,458	$3,198	$260

Other net expenses were $3.5 million in 2004, a $0.3 million increase from the $3.2 million of expenses in 2003. In 2003, the Company closed its fence manufacturing facility in Whittier, California incurring costs of $1.2 million which were partially offset by a $0.8 million gain on the sale of that facility. Also, additional expenses of $3.2 million (including a $1.4 million pension settlement charge) were recorded in 2003 associated with the closure of the Baltimore, Maryland; Oregon, Ohio; and Bartonville, Illinois facilities. In 2004, the Company closed its manufacturing facility in San Fernando, California and relocated certain equipment to other manufacturing facilities. These expenses, plus additional costs related primarily to the previously closed facilities amounted to $2.3 million. In addition, a $0.9 million gain on the sale of the previously closed Baltimore, Maryland manufacturing facility was offset by an impairment charge of $0.8 million to reduce the carrying value of the previously closed Oregon, Ohio manufacturing facility to the net proceeds realized when the sale of that facility was completed in March 2005. Other expense in 2004 also includes the write-off of $1.0 million of direct costs related to possible business acquisitions when negotiations for these acquisition targets were indefinitely postponed.

Net income (loss)

	2004	2003	Increase
Income before interest and income taxes
Fence	$24,282	$5,941	$18,341
Percent of segment net sales	7%	2%	5%
Concrete Construction Products	$41,058	$10,920	$30,138
Percent of segment net sales	12%	5%	7%
Total	$65,340	$16,861	$48,479
Percent of total net sales	10%	3%	7%
Interest expense	$29,383	$28,377	$1,006
Income tax expense (benefit)	$15,071	$(4,401)	$19,472
Net income (loss)	$20,886	$(7,115)	$28,001
Percent of total net sales	3%	(1)%	4%

Interest expense. Interest expense has increased $1.0 million in 2004 due primarily to increased average borrowing under the revolving credit facility to fund an increased investment in working capital and increases in market interest rates. The increase in market interest rates was somewhat mitigated by the reduction primarily in the second half of 2004 of the margin added to the LIBOR based and prime rate based borrowings under the revolving credit facility. As the relationship of our earnings to indebtedness improved, the margin was reduced.

Income tax expense (benefit). The increase in income tax expense is primarily due to the increase in income before interest and income taxes. The effective tax expense rate for fiscal year 2004 is 41.9% as compared to the annual effective tax benefit rate of 38.2% for 2003. The 2004 effective tax rate includes 1.6 percentage points to adjust certain state tax benefits recognized in prior years. The remaining change in rate is due primarily to the impact of expenses not deductible for income tax purposes in relation to varying amounts of pre-tax income.

Results of Operations for Fiscal 2003 Compared to 2002

Net sales

	2003	2002	Increase (Decrease)
Fence	$291,474	$291,982	$(508)
Percent of net sales	56%	57%	(1)%
Concrete Construction Products	$224,551	$223,557	$994
Percent of net sales	44%	43%	1%
Total net sales	$516,025	$515,539	$486

Consolidated net sales for fiscal 2003 increased $0.5 million as compared to fiscal 2002. During the first half of the year, net sales dramatically declined by $31.7 million from 2002 levels due to a continued slow-down in commercial (non-residential) construction market activity, which was partially due to poor weather conditions. Some decline in selected sales prices also contributed to the sales reduction. During the second half of the year, net sales increased $32.1 million as compared to the same period in 2002. Virtually all of the increase was volume related as competitive pressures continued to negatively influence pricing. The increased volume levels were attributable to pent-up demand from projects delayed during the year's first half, the beginning of a pick-up in new construction activity, and an increase in market share for certain product market segments. Late in the year, the Company and the majority of its competitors began to announce price increases that would go into effect on or around January 1, 2004. As a result, some increase in sales activity occurred as customers increased their inventories in advance of the announced price increases.

Fence

Fence segment 2003 net sales declined approximately 12.2% during the first two quarters and increased 12.7% in the last two quarters as compared to 2002. This decline was due primarily to continued weakness in construction markets, bad weather, and competitive pricing pressures. Although pricing pressures continued in the second half of 2003, fence segment sales volume improved as market activity and weather improved as compared to the same period in 2002. A portion of the sales volume increase late in the year can be attributed to customers purchasing inventories in advance of the Company's 2004 price increase announcements. Fourth quarter sales increased 21.7% in 2003 as compared to the same period in 2002. For fiscal year 2003, Fence segment sales declined 0.2%.

Concrete Construction Products

Concrete Construction Products net sales increased 0.4% in fiscal 2003. Excluding the loss of sales from closing the Oregon, Ohio and Baltimore, Maryland plants and net of the benefit in sales from the Hazleton, Pennsylvania plant (SRP acquisition), net sales increased 5.5% as compared to 2002. The increase in sales is attributed to increased market share in certain product market segments. Sales also benefited from additional production capability due to the introduction of state of the art welding equipment put into service at the welded steel reinforcement division during the third quarter and the opening of distribution centers in the Pacific Northwest and New England in the concrete accessories division. This segment also dealt with pricing pressures attributable to the construction market slowdown and the introduction to the market of some imported concrete accessories. Some minor price increases were achieved in selected products during 2003.

Gross profit

	2003	2002	Decrease
Fence	$64,303	$68,946	$(4,643)
Percent of segment net sales	22%	24%	(2)%
Concrete Construction Products	$37,168	$40,156	$(2,988)
Percent of segment net sales	17%	18%	(1)%
Total gross profit	$101,471	$109,102	$(7,631)
Percent of total net sales	20%	21%	(1)%

Consolidated gross profit decreased 7.0% in fiscal 2003 as compared to 2002.

Fence

Fence gross profit decreased $4.6 million or 6.7% in 2003 on approximately the same level of sales as in 2002. While raw material costs were increasing, competitive pressure negatively impacted selling prices. In addition to this cost-sales price squeeze, the depressed market activity during the first six months of the year caused unfavorable absorption of fixed manufacturing costs. Also contributing to the $4.6 million gross profit decrease was approximately $1.1 million of unfavorable costs attributable to the use of some steel rod which proved to be defective, resulting in manufacturing inefficiencies and inventory write downs. Favorable factors affecting gross profit were: (i) the benefits from reducing the number of facilities and production lines (a "downsizing" process begun in 2002) and the closing of the Whittier, California plant in 2003; (ii) efficiencies from the introduction of lean manufacturing management concepts; and (iii) more effective purchasing of non-manufactured products.

Concrete Construction Products

Concrete Construction Products gross profit decreased $3.0 million or 7.4% as compared to 2002. Although this segment was able to affect some price increases, gross profit was negatively impacted by significant raw material cost increases. This negative impact was offset by a $3.5 million favorable impact on gross profit associated with the closure of the Baltimore, Maryland and Oregon, Ohio plants and the addition of the Hazleton, Pennsylvania plant from the SRP acquisition. Other changes to gross profit were improved efficiencies in manufacturing and the classification of $1.9 million of expenses associated with former manufacturing facilities that are now strictly distribution centers and thus part of selling expense.

Selling, general and administrative expenses

	2003	2002	Increase
Fence	$58,113	$57,653	$460
Percent of segment net sales	20%	20%	--%
Concrete Construction Products	$23,299	$21,550	$1,749
Percent of segment net sales	10%	10%	--%
Total selling, general and administrative expenses	$81,412	$79,203	$2,209
Percent of total net sales	16%	15%	1%

Consolidated selling, general and administrative expense in 2003 was $81.4 million, a 2.8% increase over 2002. As a percent of sales, selling, general and administrative expense increased less than one percent. The increase is due to labor related expenses as headcount was increased to improve marketing and administrative support capabilities, as well as the classification of $1.9 million of expenses for distribution center facilities that were previously manufacturing sites. These increases were offset by a reduction in bonus and retirement expense, which decreased due to lower earnings.

Fence

Fence selling, general and administrative expense increased slightly as a decrease in bonus and retirement expense was offset by increases in labor and employee related costs (benefits, telephone, travel and supplies) to improve marketing and administrative support capabilities.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense increased $1.7 million in 2003. Of the total increase, $1.9 million is attributable to the classification of expenses formerly associated with manufacturing facilities that now serve only a distribution center role. Labor and employee related costs (benefits, telephone, travel, and supplies) also contributed to the increase in 2003 as two new service centers were opened and additional employees were hired to improve marketing, sales and administrative support capabilities. The increase was partially offset by a reduction in bonus and retirement expense.

Other expense, net

	2003	2002	Decrease
Fence	$249	$977	$(728)
Concrete Construction Products	2,949	6,927	(3,978)
Total other expense, net	$3,198	$7,904	$(4,706)

Beginning in early fiscal 2002, management began the process of evaluating the Company's existing network of manufacturing plants and distribution locations, and re-engineering business processes within facilities. The initiative's primary focus is the more effective utilization of assets and reduction of excess capacity through consolidation and rationalization.

In 2002, the Company incurred approximately $7.0 million in asset impairments and restructuring charges as a direct result of management's plan to rationalize existing operations, and where applicable, to reduce fixed costs and improve operational efficiencies. The 2002 charges included restructuring costs of $3.2 million of which $2.7 million were attributable to the Concrete Construction Products segment with the remaining attributable to the Fence segment. Fixed asset impairments in 2002 of $3.8 million ($3.0 million related to the Concrete Construction Products segment) resulted from plant closures and realignments, where estimated future undiscounted cash flows related to certain fixed assets indicated impairment had occurred.

Other expense in 2003 included a $1.4 million settlement charge related to the Baltimore, Maryland union pension plan and $1.2 million related to the 2003 closure of our manufacturing facility in Whittier, California that was partially offset by a $0.8 million gain on the sale of that facility. In addition, there were costs of $1.8 million in 2003 associated with the ongoing restructuring initiatives begun in 2002.

Net loss

	2003	2002	Increase (Decrease)
Income before interest and income taxes
Fence	$5,941	$10,317	$(4,376)
Percent of segment net sales	2%	4%	(2)%
Concrete Construction Products	$10,920	$11,678	$(758)
Percent of segment net sales	5%	5%	--%
Total	$16,861	$21,995	$(5,134)
Percent of total net sales	3%	4%	(1)%
Interest expense	$28,377	$25,606	$2,771
Income tax benefit	$(4,401)	$(1,311)	$(3,090)
Net loss	$(7,115)	$(2,300)	$(4,815)
Percent of total net sales	(1)%	--%	(1)%

Interest expense. Interest expense totaled $28.4 million in 2003, which represents an increase of 10.8% as compared to 2002. The 2003 increase is primarily due to additional borrowings of $24 million to fund the SRP acquisition in December 2002.

Income tax benefit. The effective tax benefit rate of 38.2% in 2003 is greater than the 36.3% rate in 2002 due primarily to the relatively fixed dollar impact of expenses not deductible for income tax purposes.

Liquidity and Capital Resources

Cash flow

Operating Activities. Despite a $28.0 million increase in net income in 2004 as compared to 2003, operations utilized $15.8 million of cash in 2004 as compared to $16.9 million in 2003. The increased investment during 2004 in working capital as discussed below was the primary reason for this change.

Investing activities. Capital expenditures utilized $9.0 million of cash in 2004 compared to $6.2 million in 2003. The capital expenditures are to upgrade certain operations, add production capacity, and lower costs. In 2004, $4.0 million has been advanced as deposits on machinery that will be refunded when capital lease financing closes. In 2003, $5.7 million of deposits made in 2002 on machinery was refunded when the related capital lease financing was closed. We also invested $1.6 million in 2004 for new business systems that are scheduled for implementation by mid 2006. The Company acquired Structural Reinforcement Products, Inc. on December 30, 2002 using approximately $24.0 million of cash funded by the revolving credit facility.

Financing activities provided cash of $27.3 million in fiscal 2004 as compared to $37.8 million in 2003. The major borrowing in 2004 was primarily to fund investment in working capital and new machinery. The borrowing in 2003 was primarily related to the purchase of SRP. No cash dividends were paid to MMHC in 2004 or 2003. Our revolving credit facility and senior subordinated note indenture require us to meet certain tests before dividends can be paid to MMHC.

Working capital

Working capital at the end of 2004 was $173.3 million, a $55.6 million increase as compared to the $117.7 million at the end of 2003. The increase is primarily attributable to a $70.0 million increase in inventories offset by a $14.6 million increase in accrued liabilities. The increase in inventory is due both to price and quantity. Approximately $35 million of the increase is identifiable raw material (primarily steel rod), purchased products, and manufactured finished goods that were held at year end in quantities that were above historical norms of the past. Higher tons of steel rod were held in inventory at year end to take advantage of favorable pricing opportunities. As well, some supplies of imported steel pipe and tubing, purchased under non-cancelable contracts earlier in the year for delivery and sale in the late summer and early fall, arrived late. In addition, higher than usual levels of chain link fence fabric were manufactured during the fourth quarter of 2004 to better utilize our plants during that normally slow period. This was done to take advantage of certain cost efficiencies and also to better position ourselves for the anticipated increased demand for these products in early 2005. Unfortunately, 2005 has started out slowly because of extremely unfavorable weather conditions. As a result, in our fence operations, we have curtailed production in the first quarter of 2005 in order to rebalance inventories. We expect all our inventory levels to be back to more normal levels by the end of the second quarter. The increase in accrued liabilities was due primarily to increases in bonus, retirement, vacation and workers compensation programs.

Another important contributor to increased working capital was a $3.4 million decline in accounts payable despite the increase in inventory. Even if the quantities in inventory had remained constant, there would have been an increase in the dollars invested in inventory due to the escalating prices of steel. The increased dollar magnitude of our steel purchases necessitated increases in credit limits granted to us by our suppliers. Unfortunately, in many cases, credit limits were not increased. Given the tight supply/demand situation, both domestic and offshore suppliers chose not to increase credit limits to a level commensurate with the increases in steel prices. In a few cases, suppliers also cited our poor 2003 results and expressed concerns as to how we would be able to handle the uncertainty of escalating steel prices and limited steel availability. Thus, we were required to purchase some steel in 2004 that, at times, involved either prepayments, cash on delivery, or payments in less than 30 days. Efforts are now underway to change this situation. Our improved financial results, the prospect for higher activity in end-use markets, and vendor's desires to increase their sales volumes with us are resulting in increases to credit terms that are much more realistic, given the higher cost of steel and other products.

Working capital will generally increase during the winter and spring seasons as inventory is manufactured and purchased in anticipation of the busier spring and summer sales seasons and for the resulting increase in accounts receivable. The Company's revolving credit facility is structured to cover these requirements.

Liquidity and capital resources

Credit Facility. We have a $150 million revolving credit facility that expires December 12, 2006. Borrowings under the credit facility are limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 55% of both the eligible finished goods inventory and eligible raw materials inventory plus 85% of eligible accounts receivable. The amount borrowable against finished goods and raw materials inventory is further limited to $80 million. At January 1, 2005, the borrowing base was $141.9 million and excess availability was $35.5 million after consideration of outstanding borrowings and $9.7 million in letters of credit. As of March 30, 2005, excess borrowing availability was $32.5 million. Outstanding letters of credit at that date totaled $11.4 million.

Borrowings under the credit facility bear interest, at the Company's option, at either (i) a prime base rate (as announced from time to time by the agent bank) plus an adjustable margin from zero to .25% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.5% to 2.75%. The adjustable margin added to the applicable base rate is based on the ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization). At January 1, 2005, the actual margin added to the LIBOR and prime based interest rates charged under the credit facility was 1.75% and .125%, respectively. For fiscal 2004, the average interest rate for this facility was 4.78%.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, limitations on incurrence of indebtedness, imposition of liens on assets, capital expenditures, mergers and consolidations, disposition of assets, payment of dividends and other distributions, and repayment or repurchase of subordinated indebtedness prior to maturity. The annual limitation for capital expenditures, rent expense, and allowable capital lease obligations is $20 million, $20 million and $17 million, respectively. The definition of capital expenditures under the credit facility includes only fixed asset investments funded under such facility and principal payments made on capital lease obligations. Bank approval is required for certain business acquisitions. In addition, the covenants regarding permitted business acquisitions and distributions require a minimum revolving credit availability of $20 million after giving effect to such an event. In the case of distributions, the $20 million availability must also be met on average for the three month period immediately prior to the distribution. The revolving credit facility is secured by all assets (other than those subject to capital lease obligations) and stock of our Company and is guaranteed by MMHC. As of January 1, 2005, the Company is in compliance with all covenants.

Senior Subordinated Notes. As of January 1, 2005, we have outstanding senior subordinated notes aggregating $200 million in principal that are due in April 2007. Notes totaling $188.7 million have a fixed interest rate of 11.25% and notes totaling $11.3 million have a fixed interest rate of 13%. Interest is payable semi-annually in arrears on April 15 and October 15. The carrying values of the senior subordinated notes are $199.5 million and $199.2 million versus estimated fair values (based on quoted market prices) of $202.6 million and $163.6 million at January 1, 2005 and January 3, 2004, respectively. As of March 30, 2005, the senior subordinated notes are rated CCC by Standard & Poor's and Caa2 by Moody's Investor Services.

Our senior subordinated notes may be redeemed at the option of the Company, in whole or in part, at any time after April 15, 2005 at the principal amount plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date.

Our senior subordinated notes are subject to "Change in Control" provisions. These provisions state that a change in control exists, subject to exceptions, if any of the following occurs: a sale of substantially all of our assets, the liquidation or dissolution of our company, a change in the beneficial ownership of more that 50% of the total voting power of the voting stock, or the majority of the members of the board of directors of our company do not continue as directors. If a change in control occurs, each holder will have the right to require us to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

Contractual obligations

The following summarizes our contractual obligations as of January 1, 2005 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period (In thousands)
	Total	1 year	2 - 3 years	4 - 5 years	Thereafter
Long-term debt	$ 299,099	$ 900	$ 298,199	$ --	$ --
Capital lease obligations	9,541	2,739	5,018	1,784	--
Operating leases	53,852	12,017	19,296	11,210	11,329
Unconditional purchase obligations(1)	82,686	82,686	--	--	--
Interest expense obligations (2)	56,745	22,698	34,047	--	--
Total contractual cash obligations	$ 501,923	$ 121,040	$ 356,560	$ 12,994	$ 11,329

  Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms and excludes agreements that are cancelable at anytime without penalty.
  Reflects future interest payments on our $200 million senior subordinated notes through scheduled maturity dates.

Outlook

Looking to 2005 and beyond, our ability to not only sustain but improve 2004's profitability cannot be dependent on the ability to obtain additional, significant price increases of the magnitude obtained in 2004. In 2005, we do not expect major changes in the cost of steel, our primary raw material. We believe there continues to be forces in the cost components of finished steel that may cause some further increases, but not near the magnitude of the increases that occurred in 2004. Our plans for 2005 are focused on volume increases and continued cost efficiencies. Forecasts for improvements in non-residential construction and general economic well-being should boost demand for our products. New products have been, and are continuing to be, identified as a means to better leverage our fixed cost capacity. We will endeavor to meet market demands in geographic regions for which we, in the past, did not adequately cover, which is reflected in the fact that we have already opened in 2005 two new distribution centers in our concrete accessories business and one in our fence operation. We are continuing to lower the cost of our products, whether manufactured, or purchased from domestic or from foreign sources.

In 2005, the Company plans to invest approximately $22 million in property, plant and equipment. We estimate that about $8 million of this investment will be capital expenditures financed under the revolving credit facility with the balance put in service under capital lease obligations. Our revolving credit facility currently limits annual capital expenditures financed under the revolving credit facility to $20 million and total capital lease obligations to $17 million. The anticipated level of capital lease financing will require an increase to the current $17 million limitation in our revolving credit facility. While we expect to be able to obtain the increase in allowable capital lease financing under our revolving credit facility, there is no guarantee that such an increase will be granted at all, or on terms that are acceptable to the Company. Delays or cancellations of planned projects or changes in the economic outlook and the status of the Company's liquidity could increase or decrease capital spending from the amounts now anticipated.

We believe our liquidity, capital resources and cash flows from operations will be sufficient, in the absence of additional acquisitions, to fund our planned capital expenditures and our working capital and debt service requirements.

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

Seasonality. Our products are used in the commercial, infrastructure, and residential construction industries. These industries are both cyclical and seasonal, and changes in demand for construction services have a material impact on our sales and profitability. The highest level of sales and profitability occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters.

Effect of Inflation

The impact of general economic inflation on our operations has not been significant in recent years. We cannot assure, however, that a high rate of inflation in the future will not have an adverse effect on our operating results.

Cautionary Note Regarding Forward Looking Statements

The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of the Company's business; national and regional economic conditions in the United States; seasonality of the Company's operations; levels of construction spending in major markets; the cost and availability of raw materials inventory (primarily steel rod); supply/demand structure of the industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; and other Factors. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the United States. The forward-looking statements are made as of this date and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $150.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at the bank's prime base rate plus an adjustable margin, which ranges from zero to 0.25% or a LIBOR rate plus an adjustable margin, which ranges from 1.50% to 2.75%. Both adjustable margins are based on the previous twelve month adjusted earnings from operations. For fiscal year 2004 and 2003, the average month-end balance outstanding under our credit facility was $78.7 million and $57.6 million, respectively. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. This swap agreement was contracted on July 10, 2003. It established a fixed LIBOR base rate that will be applied to $15.0 million of the principal balance outstanding over the three year period that began on December 12, 2003. In 2005, absent any additional business acquisitions, we expect the average month-end balance of this facility is expected to be in the range of approximately $80 million to $85 million. Based on this estimated range, a one percent change in the interest rate would cause a change in annual interest expense of approximately $0.8 million. A one percent change in the interest rate in fiscal year 2004, would have caused a change in interest expense of approximately $0.8 million.

We have exposure to price fluctuations and availability with respect to steel rod, our primary raw material. We purchase steel rod from both domestic and foreign suppliers. We negotiate purchase commitments that can last for a number of months in advance. We attempt to limit our exposure to price fluctuations and to ensure availability of material. Purchases from foreign sources are denominated in U.S. dollars. Our ability to continue to acquire steel rod from domestic and overseas sources on favorable terms may be adversely affected by fluctuations in world-wide demand for these materials, foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to tariffs which could prohibit them from shipping steel rod into the United States. Because steel rod comprises a substantial portion of our cost of goods sold (approximately 33% in fiscal 2004), any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations.

It is possible that the availability of this raw material might also be restricted. We expect to have access to the raw material supplies needed to meet the demands from customers but acknowledge that the dynamics of the steel market can change and thus have an adverse impact on our operations. We expect steel rod costs in 2005 to be slightly higher than the costs incurred in 2004. Although we have historically been able to pass along most increases in steel rod prices to our customers and were successful in doing so in 2004, competitive pressures may prevent us from doing so in the future. A significant decrease in our volume of raw material purchases could also result in the Company being unable to secure the type of volume purchase discounts we have received in the past. This could reduce cash flows from operations and impact future levels of profitability.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MMI Products, Inc.

We have audited the accompanying consolidated balance sheets of MMI Products, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three fiscal years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Products, Inc. at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Houston, Texas
March 25, 2005

MMI PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

ASSETS	January 1, 2005	January 3, 2004
Current assets:
Cash	$ 3,998	$ 3,529
Accounts receivable, net of allowance for doubtful accounts of $1,933 and $1,514, respectively	72,726	70,784
Inventories	162,089	92,059
Income tax receivable	--	5,223
Deferred income taxes	6,333	3,776
Prepaid expenses and other current assets	1,702	1,691
Total current assets	246,848	177,062
Property, plant and equipment, net	75,004	80,142
Goodwill	60,398	61,047
Deferred charges and other assets	11,218	8,634
Due from MMHC	16	--
Total assets	$ 393,484	$ 326,885

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 36,250	$ 39,609
Accrued liabilities	27,022	12,376
Accrued interest	5,036	5,204
Income tax payable	2,169	--
Current maturities of long-term obligations	3,082	2,155
Total current liabilities	73,559	59,344
Long-term obligations	303,579	275,317
Due to MMHC, net	--	6,372
Deferred income taxes	13,485	10,246
Other long-term liabilities	690	710

Stockholder's equity (deficit):
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	22,515	15,450
Accumulated other comprehensive loss, net of tax of $244 and $255, respectively	(381)	(399)
Retained deficit	(20,215)	(40,407)
Total stockholder's equity (deficit)	2,171	(25,104)
Total liabilities and stockholder's equity (deficit)	$ 393,484	$ 326,885

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002

Net sales	$ 673,904	$ 516,025	$ 515,539
Cost of sales	506,678	414,554	406,437
Gross profit	167,226	101,471	109,102
Selling, general and administrative expense	98,428	81,412	79,203
Other expense, net	3,458	3,198	7,904
Income before interest and income taxes	65,340	16,861	21,995
Interest expense	29,383	28,377	25,606
Income (loss) before income taxes	35,957	(11,516)	(3,611)
Provision (benefit) for income taxes	15,071	(4,401)	(1,311)
Net income (loss)	$ 20,886	$ (7,115)	$ (2,300)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholder's Equity (Deficit)
Balance at December 29, 2001	$ 252	$ 15,450	$ (612)	$(25,476)	$ (10,386)
Net loss	--	--	--	(2,300)	(2,300)
Additional minimum pension liability, net of tax	--	--	(476)	--	(476)
Comprehensive loss	--	--	(476)	(2,300)	(2,776)
Dividend to MMHC	--	--	--	(5,516)	(5,516)
Balance at December 28, 2002	$ 252	$ 15,450	$ (1,088)	$(33,292)	$ (18,678)
Net loss	--	--	--	(7,115)	(7,115)
Reduction of minimum pension liability, net of tax	--	--	655	--	655
Unrealized gain from hedging activities, net of tax	--	--	34	--	34
Comprehensive loss	--	--	689	(7,115)	(6,426)
Balance at January 3, 2004	$ 252	$ 15,450	$ (399)	$(40,407)	$ (25,104)
Net income	--	--	--	20,886	20,886
Additional minimum pension liability, net of tax	--	--	(88)	--	(88)
Unrealized gain from hedging activities, net of tax	--	--	106	--	106
Comprehensive income	--	--	18	20,886	20,904
Non-cash capital contribution from MMHC	--	7,065	--	--	7,065
Non-cash dividend to MMHC	--	--	--	(694)	(694)
Balance at January 1, 2005	$ 252	$ 22,515	$ (381)	$(20,215)	$ 2,171

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Operating Activities:
Net income (loss)	$ 20,886	$ (7,115)	$ (2,300)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,049	11,935	11,600
Provision for losses on accounts receivable	2,814	1,647	941
Provision for losses on inventories	2,892	113	1,502
Deferred income taxes	1,768	295	(1,788)
Impairment charges	1,019	--	3,763
(Gain) loss on sale of property, plant and equipment	(782)	(1,155)	121
Other	1,733	1,430	1,156
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(4,756)	(13,597)	5,957
Inventories	(72,922)	(11,789)	(2,331)
Prepaid expenses and other assets	1,276	(1,009)	(804)
Accounts payable and accrued liabilities	9,814	2,889	(7,825)
Income taxes payable	7,392	(1,818)	(1,934)
Due (from) to MMHC	(16)	1,288	1,999
Net cash (used in) provided by operating activities	(15,833)	(16,886)	10,057
Investing Activities:
Acquisitions, net of cash acquired	--	(23,436)	--
Capital expenditures	(8,960)	(6,229)	(5,510)
Refunds (deposits) relating to new equipment	(4,005)	5,666	(5,666)
Proceeds from sale of property, plant and equipment	3,568	3,616	49
Other	(1,622)	(214)	(64)
Net cash used in investing activities	(11,019)	(20,597)	(11,191)
Financing Activities:
Proceeds from debt obligations	264,565	260,605	245,186
Payments on debt and capital lease obligations	(236,667)	(221,517)	(235,609)
Dividend to MMHC	--	--	(5,516)
Debt costs	(577)	(1,274)	(2,496)
Net cash provided by financing activities	27,321	37,814	1,565
Net change in cash	469	331	431
Cash, beginning of period	3,529	3,198	2,767
Cash, end of period	$ 3,998	$ 3,529	$ 3,198
Supplemental Cash Flow Information:
Supplemental disclosures:
Issuance of capital lease obligations	$ 1,067	$ 9,003	$ 715
Non-cash capital contribution from MMHC	7,065	--	--
Non-cash dividend to MMHC	(694)	--	--
Cash paid for interest	27,832	26,595	27,258
Cash paid (refunded) for income taxes	5,912	(2,878)	2,410

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2005

1. Description of Business and Significant Accounting Policies

Description of Business

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries, Ivy Steel & Wire, Inc., MMI Management, Inc., and MMI Management Services L.P. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of building products used in the North American infrastructure, commercial and residential construction markets. The Company's primary manufactured products are wire-based, and are produced from the same raw material, steel rod. The Company's customers include residential and non-residential contractors, independent fence dealers and wholesalers, industrial manufacturers, highway construction contractors, precasters of concrete products and fabricators of reinforcing bar.

Fiscal Year

The Company follows a 52-53 week fiscal year ending on the Saturday closest to December 31. The 2004 fiscal year refers to the fifty-two week period ended January 1, 2005. The 2003 fiscal year refers to the fifty-three week period ended January 3, 2004 and the 2002 fiscal year refers to the fifty-two week period ended December 28, 2002.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements in order to conform to the 2004 presentation. Freight-out expense related to deliveries to customers was previously included in net sales and has been reclassified to cost of sales. Certain distribution expenses previously classified as cost of sales have been reclassified to selling, general and administrative expenses. Depreciation expense related to idle equipment was previously included in other expense and has been reclassified to cost of sales.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met generally at the time product is shipped but sometimes when the product reaches its destination. Costs associated with shipping and handling of products is included in cost of sales.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventories

Inventories are valued at the lower of average cost or market for most products other than welded steel reinforcement products. The welded steel reinforcement products division of the Concrete Construction Products segment values its inventory at the lower of first in, first out ("FIFO") cost or market.

A valuation allowance for damaged and slow moving inventory is established based on individual product activity, giving consideration to historical experience and current trends. The valuation adjustment is the recorded cost of the inventory minus its estimated realizable value.

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

Impairment of Long-Lived Assets

The carrying values of long-lived assets that are held-for-use are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets are considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value.

Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair market value less any costs to sell the asset.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill

The Company reviews the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying values may not be recoverable. The review for impairment requires the use of forecasts, estimates, and assumptions as to the Company's future operating performance. Actual results could differ from forecasts, resulting in a revision of the assumptions and, if required, recognition of an impairment loss in a future period. In determining the fair value of each reporting unit, the Company estimates fair value by applying a range of multiples to a weighted average estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA"). In the event the carrying value exceeds the estimated fair value, the Company determines the implied value of the goodwill to determine any potential goodwill impairment. If such impairment exists, the excess carrying value is written off as an impairment expense.

Intangible Assets

Intangible assets consist primarily of capitalized internal-use software and non-compete agreements. Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 3 to 5 years.

Deferred Loan Costs

Costs associated with the issuance of debt instruments are capitalized and are amortized to interest expense over the periods of the respective financing arrangement ranging from 3 to 10 years.

Income Taxes

A current income tax expense or benefit is recognized for estimated income taxes to be paid or refunded relating to the Company's taxable income or loss. The liability method is used to record deferred income taxes. Under this method, differences between the financial reporting and tax bases of assets and liabilities are identified. Deferred income taxes relating to those differences are measured using the tax rates and laws currently in effect. A valuation allowance is recorded to reduce deferred tax assets if realization is questionable.

Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The creditworthiness of customers is continuously evaluated and the Company generally does not require collateral. No customer accounted for 10% or more of consolidated net sales for fiscal years 2004, 2003, and 2002.

The Company maintains an allowance for doubtful accounts receivable by providing for specifically identified accounts where collection is questionable and an allowance based on the aging of the receivables, giving consideration to historical experience and current trends. A change in experiences or trends could require a material change in our estimate of the allowance for doubtful accounts in the future. Uncollectible accounts receivable are written off when management deems an account's realizable value is less than the outstanding historical balance, and there is no further legal course of action.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value of Financial Instruments

The recorded value of monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, are considered to approximate their respective fair values at January 1, 2005 and January 3, 2004. The carrying values of senior subordinated debt are $199.5 million and $199.2 million versus estimated fair values of $202.6 million and $163.6 million at January 1, 2005 and January 3, 2004, respectively. The estimated fair values are based on the quoted market prices. The fair value of the revolving credit facility approximates its carrying value due to its variable interest rate structure.

Estimated liabilities are accrued for workers' compensation claims expense and claims incurred but not reported under the self-insured health care program. These accruals are based on claims data and valuations that reflect our best estimate of the ultimate expense, which considers current and historical claims development experience. A change in the current or historical trends could require a material change in our estimate for this accrued liability in the future.

Recent Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4", to clarify the accounting for abnormal inventory costs and the allocation of fixed production overhead costs. SFAS No. 151 will be effective for inventory costs incurred beginning in fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No. 151.

2. Acquisition

On December 30, 2002, the Company purchased all of the issued and outstanding shares of Structural Reinforcement Products, Inc., ("SRP"), a Delaware corporation, for approximately $24.0 million in total cash consideration plus annual payments over a five year period totaling $4.3 million, including $0.7 million of imputed interest. Additional purchase consideration, which is contingent upon and economically justified by the operating and financial success of the acquired facility, may be required to be paid in fiscal years 2004 through 2010. The acquisition of SRP provided the Company with significant improvements in the quality of production facilities, which is consistent with management's overall plan to improve operating efficiencies and reduce costs. The acquisition was accounted for using the purchase method of accounting.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimate of their fair values. The $11.4 million excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. In 2004, goodwill related to the SRP acquisition was reduced by $1.1 million as a result of an increase in the expected realization of SRP's pre-acquisition net operating losses on future income tax returns. In addition, goodwill related to the SRP acquisition was increased in 2004 due to the contingent consideration terms of the acquisition agreement. The results of operations of the acquired business are included in the Company's consolidated financial statements as part of the Concrete Construction Products segment from the date of acquisition, December 30, 2002. None of the goodwill is expected to be tax deductible.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. Stockholder's Equity

On November 12, 1999, MMHC completed a recapitalization transaction in which it issued new common and preferred stock and entered into a $69.2 million subordinated credit facility due in 2007 with an investment fund managed by an affiliate of CVC. Interest at a rate of 14% per annum on the MMHC Credit Facility is payable semi-annually in cash or in kind at the option of MMHC. In connection with any prepayment or repayment of the facility, MMHC will pay a premium on the principal such that the internal rate of return is equal to 20% per annum. Cash payment of dividends on MMHC's common and preferred stock is not permitted while the MMHC Credit Facility is outstanding. In connection with the MMHC Credit Facility, MMHC also issued a warrant to such lender allowing it to purchase 105,189 shares of MMHC's Class B common stock. The warrant is not exercisable until September 30, 2007, and then only if the MMHC Credit Facility has not been repaid.

At January 1, 2005, and January 3, 2004, the outstanding principal and accrued interest on the MMHC Credit Facility was $73.6 million and $60.8 million, respectively. Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon the Company's cash flows. However, the Company does not guarantee the repayment of MMHC's Credit Facility. State of Delaware corporate law, the Company's Revolving Credit Facility agreement and senior subordinated notes indenture require the Company to meet certain tests before any dividends can be distributed to MMHC.

On August 18, 2004, a $6.4 million net obligation to MMHC was settled. The board of directors declared a non-cash dividend of $694,000 to MMHC to settle a receivable from MMHC with a corresponding charge to equity. The $694,000 had been disbursed by the Company in previous years to fund various MMHC expenses. In addition, MMHC converted its $7.1 million receivable due from the Company into an additional capital investment in the Company. The amount represented a portion of the income tax expense incurred by the Company over several years that was not ultimately payable to taxing authorities due to deductible expenses provided by MMHC in the consolidated income tax returns. As a result, the Company reclassified its $7.1 million obligation to MMHC as a capital contribution included in paid-in capital. The Company paid cash dividends of $5.5 million to MMHC in 2002 that was used by MMHC to make payments on the MMHC credit facility. MMI paid no cash dividends to MMHC in 2003 and 2004; thus, the MMHC obligation under the subordinated credit facility was satisfied by a payment-in-kind.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. Details of Certain Balance Sheet Items

Inventories consisted of the following:

	January 1, 2005	January 3, 2004
	(In thousands)
Raw materials	$ 63,366	$ 23,237
Work-in-process	1,726	167
Finished goods	96,997	68,655
	$ 162,089	$ 92,059

Property, plant, and equipment consisted of the following:

	January 1, 2005	January 3, 2004
	(In thousands)
Land	$ 4,322	$ 4,851
Buildings and improvements	32,950	34,758
Machinery and equipment	105,153	100,353
Rental equipment	4,906	4,225
Total property, plant and equipment, gross	147,331	144,187
Less accumulated depreciation	(72,327)	(64,045)
Total property, plant, and equipment, net	$ 75,004	$ 80,142

Net machinery and equipment under capital lease obligations included in property, plant, and equipment totaled $9,515,000 and $9,941,000, which is net of accumulated amortization of $4,481,000 and $4,498,000, at January 1, 2005 and January 3, 2004, respectively. Depreciation expense was $12,509,000, $11,459,000, and $11,138,000 for fiscal years 2004, 2003 and 2002, respectively.

At the end of 2003, approximately $5.4 million of assets held for sale during 2003 were reclassified back to property, plant and equipment as "assets to be held and used." In the second quarter of 2004, the Company recognized approximately $575,000 of "catch-up" depreciation expense included in costs of goods sold related to these assets that had been deferred while the assets were held for sale.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred charges and other assets consisted of the following:

	January 1, 2005	January 3, 2004
	(In thousands)
Deferred loan costs	$ 3,694	$ 4,626
Intangible assets, net of accumulated amortization of $2,346, and $1,933	2,290	1,232
Assets held for sale	548	1,732
Deposits on machinery and equipment	4,005	--
Other	681	1,044
Total deferred charges and other assets, net	$ 11,218	$ 8,634

Estimated aggregate amortization expense related to intangible assets, other than goodwill, for each of the next five years is 2005 - $480,000; 2006 - $572,000; 2007 - $461,000; 2008 - $283,000; and 2009 - $244,000. Total amortization expense for fiscal years 2004, 2003 and 2002 was $540,000, $476,000, and $462,000, respectively.

The deposits on machinery and equipment are expected to be refunded in 2005 when the assets are completed and the related capital lease financing is closed.

Accrued liabilities consisted of the following:

	January 1, 2005	January 3, 2004
	(In thousands)
Accrued compensation	$ 9,960	$ 3,143
Accrued self insurance	4,620	2,987
Accrued retirement plan contributions	2,361	425
Accrued restructuring costs	--	344
Other accrued liabilities	10,081	5,477
Total accrued liabilities	$ 27,022	$ 12,376

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	January 1, 2005	January 3, 2004
	(In thousands)
Revolving credit facility	$ 96,649	$ 65,849
11.25% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	188,164	187,940
13% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	2,205	2,928
Capital lease obligations	8,343	9,455
	306,661	277,472
Less current maturities	(3,082)	(2,155)
Long-term obligations	$ 303,579	$ 275,317

_______________

  Includes premium of $576,000 and $840,000, less prepaid interest of $1,112,000 and $1,600,000 as of January 1, 2005 and January 3, 2004, respectively.

Scheduled maturities of capital lease obligations and other long-term debt are as follows:

	Long-Term Debt	Capital Leases
	(In thousands)
2005	$ 900	$ 2,739
2006	97,449	2,574
2007	200,750	2,444
2008	--	1,546
2009	--	238
2010 and thereafter	--	--
	299,099	9,541
Less amount representing interest	(245)	(1,198)
	$ 298,854	$ 8,343

    Revolving Credit Facility

On May 8, 2003, MMI amended its revolving credit facility. The total line of credit increased from $75 million with two participating lenders to $115 million with three participating lenders. The term of the current agreement expires December 12, 2006, and borrowings under the credit facility are limited by a borrowing base computation.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The maximum allowable borrowing is equal to the sum of 55% of both the eligible finished goods inventory and eligible raw materials inventory plus 85% of eligible accounts receivable. The amount borrowable against finished goods inventory and raw materials inventory was further limited to $70.0 million.

The revolving credit facility was further amended on August 18, 2003. Borrowings under the credit facility now bear interest, at the Company's option, at either (i) a prime base rate (as announced from time to time by the agent bank) plus an adjustable margin from zero to 0.50% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.50% to 3.25%. The adjustable margin relating to both the prime base rate and the Eurodollar base rate is based first on whether the Company has achieved a 1.10 fixed charge coverage ratio on a trailing twelve month basis, and then on a ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization). At January 3, 2004, the adjustable margins were at their maximum. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required. Such a swap agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that began being applied to $15 million of the principal balance outstanding over the three year period beginning on December 12, 2003. For fiscal 2003, the average interest rate for this facility was 4.79%.

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

Effective June 1, 2004, the maximum margin added to the LIBOR based and prime rate based borrowings under the revolving credit facility was reduced by 50 and 25 basis points, respectively. This reduction was a result of achieving the fixed charge coverage ratio requirement of 1.10 utilizing trailing twelve month results. At January 1, 2005, the actual margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was 1.75% and .125%, respectively. For fiscal 2004, the average interest rate for this facility was 4.78%.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, limitations on incurrence of indebtedness, imposition of liens on assets, capital expenditures, mergers and consolidations, disposition of assets, payment of dividends and other distributions, and repayment or repurchase of subordinated indebtedness prior to maturity. The annual limitation for capital expenditures, rent expense, and allowable capital lease obligations is $20 million, $20 million and $17 million, respectively. The definition of capital expenditures under the credit

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

facility includes only fixed asset investments funded under such facility and principal payments made on capital lease obligations. Bank approval is required for certain business acquisitions. As of January 1, 2005, the Company is in compliance with all covenants.

The revolving credit facility is secured by all assets (other than those subject to capital lease obligations) and stock and is guaranteed by MMHC. Excess borrowing availability under the revolving credit facility at January 1, 2005, after taking into account borrowing base restrictions and outstanding borrowings and letters of credit, was approximately $35.5 million. Outstanding letters of credit (which cannot exceed $20.0 million) totaled $9.7 million and $6.4 million at January 1, 2005 and January 3, 2004, respectively. As of March 30, 2005, excess borrowing availability was $32.5 million. Outstanding letters of credit at that date totaled $11.4 million.

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

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

  Redemption Options

The 11.25% and 13% Notes may be redeemed at the option of the Company, in whole or in part, at any time after April 15, 2005 at the principal amount plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date.

  Change in Control Provision

The 11.25% and 13% Notes are subject to a "Change in Control" provision. This provision states that a change in control exists if any of the following occurs: a sale of substantially all assets, the liquidation or dissolution of the Company, a change in the beneficial ownership of more than 50% of the total voting power of the voting stock, or the majority of the members of the Board of Directors do not continue as directors. If a change in control occurs, each holder will have the right to require the Company to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

6. Derivative Instrument

MMI has entered into an interest rate swap agreement in conjunction with the second amendment of its revolving credit facility. This agreement effectively converts a portion of the revolving credit facilities floating-rate debt to a fixed-rate basis for the three years ending December 12, 2006. This agreement's notional amount of $15 million represents 15.5% of the total revolving credit facility debt balance at January 1, 2005. This derivative meets the cash flow hedge requirements of SFAS No.133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

Under the terms of the accounting standard, this derivative is deemed a perfectly effective hedge. Thus, any change in the derivative's fair value is reported as a component of other comprehensive income (loss) in the accompanying financial statements. For fiscal year 2004 and 2003, the fair value change of this derivative resulted in an unrealized gain, net of tax, of $106,000 and $34,000, respectively, which is included in other comprehensive income (loss). At January 1, 2005 and January 3, 2004, the cumulative unrealized gain, net of tax, of $140,000 and $34,000, respectively, is included as a component of accumulated other comprehensive loss in stockholder's equity.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Detail of Certain Statement of Operations Items

Other expense, net, consisted of the following:

	Fiscal Year
	2004	2003	2002

Expenses related to restructuring activities	$ 2,275	$ 4,432	$ 3,184
Impairment charges	1,019	--	3,763
Acquisition costs	992	--	--
(Gain)/Loss on sale of fixed assets	(782)	(1,155)	121
Prompt payment discounts	(595)	(647)	(1,454)
Other	549	568	2,290
	$ 3,458	$ 3,198	$ 7,904

In the second quarter of 2004, the Company wrote off direct costs of $992,000 incurred in previous periods related to possible business acquisitions when negotiations for these acquisition targets were indefinitely postponed.

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

In connection with this initiative, management approved a restructuring plan that commenced during the fourth quarter of 2002. Management's plan included the closure of three manufacturing facilities (Baltimore, Maryland; Oregon, Ohio; and Bartonville, Illinois), the shutdown of a production line at two different plants, and the closure of two distribution facilities. In connection with these activities, the Company recorded in other expense $0.8 million for severance payments associated with the termination of 149 employees and $2.4 million related to other employee benefit costs and certain facility related costs, including remaining non-cancelable lease obligations. The company made payments of $149,000 to complete the payments associated with these restructuring costs during 2004. The remaining accrual of $195,000 was reversed to income in the fourth quarter of 2004 and is included in other expense, net. In conjunction with the facility closures in 2002, the Company recorded an impairment charge of $3.8 million included in other expense, net for certain assets, which have no future benefit to the Company.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During 2003, the process of evaluating the network of manufacturing plants and distribution locations was continued. Additional expenses of $3.2 million (including a $1.4 million pension settlement charge) were recorded in 2003 associated with the three facilities closed in 2002. These additional expenses, plus expenses associated with the 2003 closure of a manufacturing facility in Whittier, California, amounted to $4.4 million and are included in other expense, net. In 2003, the Company also completed the sale of the Whittier, California manufacturing facility that resulted in a gain of approximately $799,000 included in other expense, net.

In 2004, the Company closed its manufacturing facility in San Fernando, California and relocated certain equipment to other manufacturing facilities. These expenses, plus additional costs related to the previously closed facilities, amounted to $2.3 million and is included in other expense, net.

On July 26, 2004, the sale of the Baltimore, Maryland manufacturing facility resulted in a gain of approximately $879,000 that is included in other expense, net. In the third quarter of 2004, the Company reduced the carrying value of the Oregon, Ohio manufacturing facility by $479,000. In the fourth quarter of 2004, the Company recognized an additional impairment charge of $348,000 included in other expense, net to reduce the carrying value of this manufacturing facility to the net proceeds realized when its sale was completed in March 2005. The carrying value of this facility is classified as assets held for sale included in other assets in the accompanying balance sheet.

9. Commitments and Contingencies

The Company leases warehouse and office space and certain machinery and equipment under operating leases. The Company's operating leases for its corporate and Fence segment headquarters and certain manufacturing and distribution locations include provisions related to rent increases and, in some cases, rent holidays and rent concessions for leasehold improvement incentives. In general, lease expense, net of the benefit, if any, from leasehold improvement incentives, is recognized on a straight-line basis over the minimum lease term (including any rent holiday period). Future minimum lease payments on non-cancelable operating leases with remaining terms of one or more years consisted of the following at January 1, 2005 (in thousands):

2005	$ 12,017
2006	10,502
2007	8,794
2008	6,338
2009	4,872
2010 and thereafter	11,329
Total	$ 53,852

Total rental expense for fiscal years 2004, 2003 and 2002 was $12,794,000, $10,245,000 and $8,640,000, respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At January 1, 2005, the Company was unconditionally obligated to purchase inventory amounting to $4.9 million. This obligation will be recorded by the Company upon the transfer of title.

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of any asserted claim or litigation, no material effect on the Company's financial position or future operating results is expected. The Company enters into certain purchase commitments in the ordinary course of business and the Company is contingently liable to customers for certain product performance matters. Claims have also been made as a result of the closings of the Oregon, Ohio and Chicago, Illinois plants. The Company has recorded appropriate accruals for probable losses related to these commitments and contingencies.

10. Employee Benefit Plans

Defined Contribution Plan

The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Plan. Effective June 1, 2004, the Plan was amended whereby the Company will automatically withhold two percent of an eligible employee's pay, unless the employee elects a lesser percentage, including zero. The Company matches employee contributions up to two percent of their individual compensation at a rate of 50%. The Company also contributes a discretionary amount to the Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees covered by a collective bargaining agreement are not eligible for the Plan.

Under the Plan, vesting in the Company's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution occurs over a three year period.

The Company recognized expense of $478,000, $414,000 and $241,000 during fiscal years 2004, 2003 and 2002, respectively for 401(k) matching contributions to the Plan. The Company recognized expense of $2,047,000 and $1,980,000 during fiscal years 2004 and 2002, respectively for discretionary retirement contributions to the Plan. In fiscal 2003, the Company recognized a reduction in expense of $1,003,000 as a portion of the 2002 accrual was not ultimately contributed to the Plan.

Defined Benefit Plan

The Company maintains a retirement plan that covers former employees of the now closed Baltimore, Maryland manufacturing plant. The plan was established under a collective bargaining agreement with a union representing the employees. Plan benefits are based primarily on years of service. It is the policy of the Company to fund this plan currently based upon actuarial determinations and applicable tax regulations. The terminated employees had the option to receive an immediate lump sum benefit or remain in the plan and receive the defined

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

benefit payments upon retirement. Most chose the lump sum option. The sum of the lump sum payments during 2003 exceeded the sum of the service cost and interest cost for the year.

Therefore, settlement accounting under SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," was required. The effect of this and the plan settlement impact on unrecognized prior service costs was a pension expense of $1.4 million in 2003 that was included as a component of expenses related to restructuring activities included in other expense, net.

In fiscal 2004, 2003 and 2002, we recognized pension expense of $57,000, $1,545,000 (including the settlement impact), and $377,000, respectively, under the Plan.

The plan's accumulated benefit obligation was $1,423,000 and $1,269,000 at the end of fiscal years 2004 and 2003, respectively. The fair value of plan assets was $1,249,000 and $96,000 at the end of fiscal year 2004 and 2003, respectively. In 2004, the Company made cash contributions of $1,201,000 to the plan. The Company expects no contributions to be required for 2005.

Amounts recognized in the consolidated balance sheets consist of:	January 1, 2005	January 3, 2004
(In thousands)
Accrued benefit costs	$ (174)	$ (1,173)
Other comprehensive loss	856	711
Net amount recognized	$ 682	$ (462)

The amounts included within other comprehensive income arising from changes in the additional minimum pension liability for fiscal years 2004 and 2003, net of tax, was a loss of $88,000 and a gain of $655,000, respectively. At January 1, 2005, and January 3, 2004, the cumulative minimum pension liability adjustments, net of tax, of $521,000 and $433,000, respectively, is included as a component of accumulated other comprehensive loss in stockholder's equity.

The plan made benefit payments in fiscal 2004 of $140,000 and expects to make benefit payments of less than $100,000 in each of fiscal years 2005 to 2009 and payments of approximately $400,000 in the aggregate during fiscal years 2010 to 2014.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Income Taxes

Significant components of the provision (benefit) for income taxes, which are not allocated to the business segments, are as follows:

	Fiscal Year
	2004	2003	2002
	(In thousands)
Current:
Federal	$ 11,408	$ (4,787)	$ 639
State and local	1,895	91	(162)
	13,303	(4,696)	477
Deferred:
Federal	543	1,295	(1,506)
State and local	1,225	(1,000)	(282)
	1,768	295	(1,788)
Total current and deferred	$ 15,071	$ (4,401)	$ (1,311)

The reconciliation of income tax computed at the 35% U.S. federal statutory tax rate to income tax expense is as follows:

	Fiscal Year
	2004	2003	2002
	(In thousands)
Tax at U.S. statutory rate	$ 12,584	$ (4,031)	$ (1,264)
State and local income taxes, net of federal benefit	2,221	(591)	(293)
Other, net	266	221	246
Total	$ 15,071	$ (4,401)	$ (1,311)

The Company recognized additional state and local income tax expense of $563,000 in the fourth quarter of fiscal 2004 to adjust certain state tax benefits recognized in prior years.

The Company is a member of an affiliated group that includes its parent company, MMHC, which files a consolidated United States tax return. The Company's tax provision, including deferred taxes, is computed as if it were a stand alone entity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Significant components of the Company's deferred tax liabilities and assets are as follows:

	January 1, 2005	January 3, 2004
Deferred tax liabilities:
Property, plant, and equipment	$ 13,147	$ 13,635
Intangible assets	2,553	2,076
Other	517	73
Total deferred tax liabilities	16,217	15,784
Deferred tax assets:
Net operating losses	2,203	6,621
Inventory valuation	2,080	1,085
Allowance for doubtful accounts	824	684
Self-insurance accruals	1,802	1,165
Other	2,156	1,358
Total deferred tax assets	9,065	10,913
Valuation allowance	--	1,599
Net deferred tax liabilities	$ 7,152	$ 6,470

For the fiscal years 2004 and 2003, the Company has recorded a deferred tax expense of $12,000 and a deferred tax benefit of $440,000, respectively, from the changes in the additional minimum pension liability and interest rate swap that is recorded as part of accumulated other comprehensive income.

At January 1, 2005, the Company has federal net operating loss carryforwards of $4,231,000, which expire at various dates between 2011 and 2021. In addition, the Company has state net operating losses of $16,346,000 expiring at various dates between 2006 and 2023. In the initial accounting for the acquisition of SRP in early 2003, the Company estimated that a portion of that entity's pre-acquisition net operating losses could not be utilized based on limits imposed by income tax laws. As a result, less of the acquisition price was allocated to deferred income tax assets and more to goodwill. The methodology allowed by the IRS to compute the utilization of such net operating losses has since changed such that a larger utilization of the pre-acquisition losses is expected. In the third quarter of 2004, therefore, the valuation allowance was decreased by $1.1 million, with a corresponding reduction in goodwill.

12. Segment Reporting

The Company has four operating units aggregated into two reportable segments: Fence and Concrete Construction Products. The Fence segment has two operating units that offer complementary products and services. The Concrete Construction Products segment has two operating units that offer complimentary products and services within the concrete construction industry.

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

Summarized financial information concerning the reportable segments is presented in the following tables. Corporate general and administrative expenses are allocated to the segments based primarily upon proportional net sales.

	Fiscal Year 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 332,799	$ 341,105	$ --	$ 673,904
Income before interest and income taxes	24,282	41,058	--	65,340
Interest expense	--	--	29,383	29,383
Income tax provision	--	--	15,071	15,071
Net income (loss)	24,282	41,058	(44,454)	20,886
Depreciation and amortization	3,818	9,231	--	13,049
Segment assets (1)	149,384	219,495	24,605	393,484
Goodwill	17,258	43,140	--	60,398
Capital expenditures	4,546	3,939	475	8,960

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year 2003
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 291,474	$ 224,551	$ --	$ 516,025
Income before interest and income taxes	5,941	10,920	--	16,861
Interest expense	--	--	28,377	28,377
Income tax benefit	--	--	(4,401)	(4,401)
Net income (loss)	5,941	10,920	(23,976)	(7,115)
Depreciation and amortization	3,868	8,067	--	11,935
Segment assets (1)	126,583	176,957	23,345	326,885
Goodwill	17,258	43,789	--	61,047
Capital expenditures	1,488	4,627	114	6,229

	Fiscal Year 2002
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 291,982	$ 223,557	$ --	$ 515,539
Income before interest and income taxes	10,316	11,679	--	21,995
Interest expense	--	--	25,606	25,606
Income tax benefit	--	--	(1,311)	(1,311)
Net income (loss)	10,316	11,679	(24,295)	(2,300)
Depreciation and amortization	4,430	7,170	--	11,600
Segment assets (1)	115,741	135,135	29,610	280,486
Goodwill	17,258	32,420	--	49,678
Capital expenditures	2,236	3,137	137	5,510

_______________

  Segment assets include accounts receivable, inventory, goodwill and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13. Quarterly Financial Data (Unaudited)

	2004 (by fiscal quarter)
	1	2	3	4
	(In thousands)
Net sales	$151,405	$185,438	$184,786	$152,275
Gross profit	32,500	54,139	48,603	31,984
Net income (loss)	376	10,708	10,645	(843)

	2003 (by fiscal quarter)
	1	2	3	4
	(In thousands)
Net sales	$100,054	$138,642	$143,324	$134,005
Gross profit	20,640	26,165	29,080	25,586
Net income (loss)	(3,766)	(2,349)	925	(1,925)

The quarterly information above differs from that included in our 2004 quarterly reports on Form 10-Q to reflect the reclassification of depreciation expense on idle equipment from other expense, net to cost of sales.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Management, in consultation with our independent registered public accounting firm, identified deficiencies in the review and detect procedures related to the preparation of the prior years' income tax provision which constituted a material weakness under standards established by the Public Company Accounting Oversight Board (United States). As a result, the Company recognized additional tax expense of $563,000 in the fourth quarter of 2004 to adjust certain state tax benefits recognized in prior years. Prior period financial statements have not been restated as the impact is not considered material. The Company has implemented improved review and detect procedures to prevent recurrence of this situation.

MMI's certifying officers have indicated that there were no other material changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth relevant information regarding our directors and executive officers, including their respective ages.

Name	Age	Position
Julius S. Burns	72	Chairman and Director
Thomas F. McWilliams	62	Director
Carl L. Blonkvist	68	Director
Richard E. Mayberry Jr.	52	Director
John M. Piecuch	56	President, Chief Executive Officer, and Director
Robert N. Tenczar	55	Vice President and Chief Financial Officer
James M. McCall	62	Vice President; President of Ivy Steel and Wire Division
Paul W. Harrison	56	President of Merchants Metals Division
Walter E. Berner	52	President of Meadow Burke Products Division
Lyle D. Bumgarner	62	Vice President; Manufacturing
Douglas L. White	36	Vice President and Controller
Tammy R. Hinkle	39	Treasurer and Secretary

Julius S. Burns has been Chairman of our board since January 2, 2001. Until December 1, 2001, he served as our President and Chief Executive Officer for 12 years. Prior to that, he served for 13 years as President and General Manager of Ivy Steel & Wire Company, Inc. Mr. Burns has 38 years of related industry experience.

Thomas F. McWilliams has been a director since 1992.  Mr. McWilliams is a Managing Director of Citigroup Venture Capital, Ltd. ("CVC"), and a Managing Partner of CVC Equity Partners. He has been affiliated with CVC since 1983.  Mr. McWilliams is a member of CVC's investment committee.  He received his A.B. from Brown University and his M.B.A. from the Wharton School of Finance and Commerce at the University of Pennsylvania.  Mr. McWilliams is a director of Royster-Clark, Inc., Strategic Industries, LLC, WCI Communities, Inc. and Euramax International, Inc.

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

Richard E. Mayberry Jr. has been a director since April 2004. Mr. Mayberry is the Managing Director of Citicorp Capital Investors, Ltd., and the General Partner of the CVC Debt Funds. He has been affiliated with CVC since 1984 after working in various areas of corporate finance at Merrill Lynch. Mr. Mayberry received his A.B. from Dartmouth College and his M.B.A. from the Amos Tuck School of Business Administration. Mr. Mayberry's directorships include Euramax International, Inc. and various private companies.

John M. Piecuch has been our President and Chief Executive Officer and a director since December 17, 2001. Mr. Piecuch was formerly the President and Chief Executive Officer of Lafarge Corporation, one of the largest construction material companies in North America. Mr. Piecuch is a director of Brampton Brick Limited, a Canadian producer of construction and industrial products.

Robert N. Tenczar has been our Vice President and Chief Financial Officer since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, Houston, Texas, his last assignment as Vice President - Finance of its EnviroTech Controls division.

James M. McCall has been employed by us and our predecessors in various management positions of increasing responsibility since 1975, as General Manager of Wire Mesh operations since 1989 and the President of the Ivy Steel and Wire division since 1999. Mr. McCall has 39 years of related industry experience.

Paul W. Harrison has been employed by us since November 2000 and became President of the Merchants Metals fence division in September 2001.  Mr. Harrison currently serves as the President of the Chain Link Fence Manufacturers Institute, the leading industry trade group.  Mr. Harrison has held executive positions in the fence industry for over 20 years.

Walter E. Berner has been employed by us since June 1997. After about nine months as National Accounts Manager of the Merchants Metals fence division, he was promoted to Vice President of Marketing and Sales for the Meadow Burke division.  Effective January 1, 2004, Mr. Berner was promoted to President of the Meadow Burke division.  Prior to joining the Company, Mr. Berner served as Vice President of Marketing and Sales for Ameristar Fence Products for eleven years.

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

Douglas L. White has been Vice President and Controller of the Company since July 2004. Mr. White was formerly employed by Ernst & Young LLP as a senior audit manager.

Tammy R. Hinkle has been employed by us since December 1998, in various financial planning and reporting positions and as our Treasurer and Secretary since June 2004.  Ms. Hinkle was formerly employed by American General Corporation as Financial Reporting Manager and prior to that was employed by Deloitte & Touche LLP.

Each director holds office until our next annual meeting of stockholders or until their successor is duly elected and qualified. Our directors are reimbursed for all expenses actually incurred for each board meeting which they attend. Beginning in 2005, our non-employee directors receive a fee of $3,000 for each meeting attended. Our executive officers are elected annually and serve at the discretion of our board.

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

Code of Ethics

The company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer and chief financial officer) and employees. The company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation

The following table sets forth the compensation for fiscal years 2004, 2003, and 2002 awarded to or earned by our chief executive officer and other highly compensated individuals who served as executive officers during such period.

Summary Compensation Table

		Annual Compensation		All Other Compensation
Name and Principal Position (1)		Salary	Bonus	401(k)	Pension	Other

John M. Piecuch President and Chief Executive Officer	2004	$762,600	$1,000,000	$ 5,187	$ --	$250,000 (2)
	2003	562,620	--	2,000	628	13,284 (2)
	2002	561,870	450,000	3,273	-	102,626 (2)

James M. McCall Vice President; President - Ivy Steel and Wire Division	2004	217,800	151,500	2,178	--	--
	2003	213,300	--	2,000	4,672	--
	2002	208,650	37,000	2,171	15,444	--

Paul W. Harrison President - Merchants Metals Division	2004	198,700	130,000	1,987	--	--
	2003	193,800	--	1,617	628	--
	2002	182,517	30,000	1,176	--	57,406 (2)

Robert N. Tenczar Vice President and Chief Financial Officer	2004	194,025	108,000	1,940	--	--
	2003	188,650	--	1,779	1,226	--
	2002	183,830	25,092	2,293	9,231	--

Walter E. Berner President - Meadow Burke Products Division	2004	185,001	108,000	866	--	--
	2003	149,500	--	--	--	--
	2002	134,784	31,085	--	--	--

_______________

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

Retirement Plans

The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Plan. Effective June 1, 2004, the Plan was amended whereby the Company will automatically withhold two percent of an eligible employee's pay, unless the employee elects a lesser percentage, including zero. The Company will match employee contributions of up to two percent of their individual compensation at a rate of 50%. The Company will also contribute a discretionary amount to the Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees covered by a collective bargaining agreement are not eligible for the Plan.

Under the Plan, vesting in the Company's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution will be over a three year period.

Employment and Other Agreements

John M. Piecuch

John M. Piecuch, our President and Chief Executive Officer has entered into an agreement which was executed on July 31, 2002. The agreement provided an annual salary of $550,000 and a bonus based on performance at the discretion of the board. A minimum bonus of $450,000 was guaranteed for fiscal 2002. In 2004, the board approved an increase to Mr. Piecuch's base pay to an annual salary of $750,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

We are a wholly owned subsidiary of MMHC. The following table sets forth relevant information regarding the beneficial ownership of MMHC's capital stock as of March 30, 2005, by:

    each person who we know to beneficially own more than 5% of any class of voting securities of MMHC;
    each of our directors and named executive officers; and
    all directors and officers as a group.

MMHC has three classes of common stock. MMHC's Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share and Class C common stock, par value $0.01 per share vote together as a single class. The Class A common stock is the class into which all other classes of common stock are convertible, and until all classes are converted, has 17% of the combined voting power of all three classes of common stock. Each share of Class A common stock has voting power equal to its pro rata share of such 17.0% vote. The only outstanding shares of Class A common stock are held by Carl L. Blonkvist. The Class B common stock has 49.5% of the combined voting power of the three classes of common stock and is held by Court Square Capital, Limited ("Court Square") and its affiliates and associates. All of the Class B common stock shares will be voted in accordance with a majority of interest vote of such class, which is held by Court Square. The Class C common stock has 33.5% of the combined voting power of the three classes of common stock and is held by management of MMHC. Class B common stock is convertible into Class A common stock upon the first to occur of the date on which the outstanding number of shares of Class B common stock represents less than 45% of the outstanding common stock and upon a vote of the holders of a majority in interest of the Class B common stock to convert their shares of Class B common stock into Class A common stock. In addition, any holder of the Class B common stock, other than Court Square, may convert his or its shares to Class A common stock at such time as such person is no longer affiliated or associated with Court Square. The Class C common stock automatically converts into Class A common stock upon an initial public offering, if required by the underwriters, or at such time as no shares of Class B common stock are still outstanding. As of March 30, 2005, 2,000 shares of Class A common stock, 818,164 shares of Class B common stock and 177,565 shares of Class C common stock were outstanding.

5% Shareholders	Number of Shares of Common Stock			Percent of Class of Common Stock			Percentage of Total Voting Power(1)

	Class A	Class B	Class C	Class A	Class B	Class C

Court Square Capital, Limited (2) (3)	--	662,630	--	--	81.0%	--	66.4%

Julius S. Burns (5) (7)	--	--	74,500	--	--	42.0%	7.5%

Directors and Executive Officers	Number of Shares of Common Stock			Percent of Class of Common Stock			Percentage of Total Voting Power(1)

	Class A	Class B	Class C	Class A	Class B	Class C
Carl L. Blonkvist	2,000	--	--	100%	--	--	0.2%
5121 Tanbark Drive
Dallas, Texas 75229

Thomas F. McWilliams (2) (3) (4)	--	24,679	--	--	3.0%	--	2.5%

Richard E. Mayberry, Jr. (2) (3)	--	1,227	--	--	0.1%	--	0.1%

John M. Piecuch (6) (7)	--	--	--	--	--	--	--

James M. McCall (7)	--	--	23,500	--	--	13.2%	2.4%

Robert N. Tenczar (7)	--	--	12,773	--	--	7.2%	1.3%

Walter E. Berner	--	--	4,000	--	--	2.3%	0.4%
503-557 U.S. Highway 301 South
Tampa, Florida 33619

Lyle D. Bumgarner (7)	--	--	3,429	--	--	1.9%	0.3%

All directors and executive officers as a group	2,000	25,906	118,202	100%	3.1%	66.6%	14.7%

_______________

  Percentage given on a basis as if all shares of Class B common stock and Class C common stock were converted into shares of Class A common stock.
  Address is: c/o Citicorp Venture Capital, Ltd., 300 Park Avenue, 14th FL, Zone 4, New York, New York, 10043.
  Thomas F. McWilliams and Richard E. Mayberry, Jr. are Vice Presidents of Court Square Capital, Limited. Mr. McWilliams and Mr. Mayberry disclaim beneficial ownership of all 662,630 shares of Class B Common Stock owned of record by Court Square Capital, Limited.
  Includes 24,679 shares of Class B Common Stock owned of record by Alchemy, L.P., an affiliate to Mr. McWilliams.
  Julius S. Burns is also Chairman of MMHC.
  John M. Piecuch is also President and Chief Executive Officer of MMHC.
  Address is: 400 N. Sam Houston Parkway, East, Suite 1200, Houston, Texas, 77060.

Item 13. Certain Relationships and Related Transactions

On November 12, 1999, MMHC completed a recapitalization transaction in which it issued new common and preferred stock and entered into a $69.2 million subordinated credit facility due in 2007 with an investment fund managed by an affiliate of CVC. Interest at a rate of 14% per annum on the MMHC Credit Facility is payable semi-annually in cash or in kind at the option of MMHC. In connection with any prepayment or repayment of the facility, MMHC will pay a premium on the principal such that the internal rate of return is equal to 20% per annum. In connection with the MMHC Credit Facility, MMHC also issued a warrant to such lender allowing it to purchase 105,189 shares of MMHC's Class B common stock. The warrant is not exercisable until September 30, 2007, and then only if the MMHC Credit Facility has not been repaid.

At January 1, 2005, and January 3, 2004, the outstanding principal and accrued interest on the MMHC Credit Facility was $73.6 million and $60.8 million, respectively. Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon the Company's cash flows. However, the Company does not guarantee the repayment of MMHC's Credit Facility. State of Delaware corporate law, the Company's Revolving Credit Facility agreement and senior subordinated notes indenture require the Company to meet certain tests before any dividends can be distributed to MMHC.

On August 18, 2004, a $6.4 million net obligation to MMHC was settled. The board of directors declared a non-cash dividend of $694,000 to MMHC to settle a receivable from MMHC with a corresponding charge to equity. The $694,000 had been disbursed by the Company in previous years to fund various MMHC expenses. In addition, MMHC converted its $7.1 million receivable due from the Company into an additional capital investment in the Company. The amount represented a portion of the income tax expense incurred by the Company over several years that was not ultimately payable to taxing authorities due to deductible expenses provided by MMHC in the consolidated income tax returns. As a result, the Company reclassified its $7.1 million obligation to MMHC as a capital contribution included in paid-in capital. The Company paid cash dividends of $5.5 million to MMHC in 2002 that was used by MMHC to make payments on the MMHC credit facility. MMI paid no dividends to MMHC in 2003 and 2004; thus, the MMHC obligation under the subordinated credit facility was satisfied by a payment-in-kind.

Item 14. Independent Auditor Fee Information

Fees for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories (in thousands) are:

	Fiscal Year
	2004	2003
Audit fees	$ 337	$ 324
Audit-related fees	49	160
Tax fees	109	73
Total fees	$ 495	$ 557

Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, and registration statements. Audit-related fees principally included due diligence in connection with acquisitions, accounting consultation and benefit plan audits. Tax fees included tax planning, tax advice and tax compliance.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at fiscal year end 2004 and 2003

Consolidated Statements of Operations for fiscal years 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholder's Equity (Deficit) for fiscal years 2004, 2003, and 2002

Consolidated Statements of Cash Flows for fiscal years 2004, 2003, and 2002

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

10.8

Fourth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of May 28, 2004 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT").

10.9	Employment Agreement dated as of January 1, 2001, by and among MMI Products Inc., MMI Management Services L.P. and Julius S. Burns.
10.10	Severance Agreement dated as of July 31, 2002, by and among MMI Products Inc., MMI Management Services L.P. and John M. Piecuch.
10.11	The MMI Products, Inc. 401(k) Savings Plan, as amended.
10.12	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns.
10.13	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist.
10.14	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams.
10.15	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall.
10.16	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Davy J. Wilkes.
10.17	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar.
10.18	Indemnification Agreement dated as of December 17, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and John M. Piecuch.
10.19	Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.20	Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.21	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns.
10.22	Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.
10.23	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar.
10.24	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall.
10.25	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes.
10.26	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist.
10.27	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns.
10.28	Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.
10.29	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall.
10.30	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar.
10.31	Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.32	Stock Purchase Agreement by and between MMI Products, Inc., Structural Reinforcement Products, Inc., and Quilni BV, dated as of December 27, 2002.
14	Code of Ethics
21	Subsidiaries
24	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of John M. Piecuch, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert N. Tenczar, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMI PRODUCTS, INC.
By:	/s/Robert N. Tenczar
Robert N. Tenczar
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE
By:	/s/John M. Piecuch John M. Piecuch	President, Chief Executive Officer and Director (principal executive officer)	April 1, 2005
By:	/s/Robert N. Tenczar Robert N. Tenczar	Vice President and Chief Financial Officer (principal financial and accounting officer)	April 1, 2005
By:	* Julius S. Burns	Chairman and Director	April 1, 2005
By:	* Thomas F. McWilliams	Director	April 1, 2005
By:	* Carl L. Blonkvist	Director	April 1, 2005
By:	* Richard E. Mayberry Jr.	Director	April 1, 2005
* By:	/s/Robert N. Tenczar Robert N. Tenczar	Attorney-in-fact	April 1, 2005

Schedule II

MMI Products, Inc.

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Fiscal Year 2004: Allowance for Doubtful Accounts	$ 1,514	$ 2,814	$ 2,395	$ 1,933
Fiscal Year 2003: Allowance for Doubtful Accounts	$ 1,450	$ 1,647	$ 1,583	$ 1,514
Fiscal Year 2002: Allowance for Doubtful Accounts	$ 1,813	$ 941	$ 1,304	$ 1,450

_______________

(1) Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of MMI Products, Inc. (1)
3.2	Amended and Restated By-laws of MMI Products, Inc. (1)
4.1	Indenture dated as of April 16, 1997 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (1)
4.2	First Amendment to Indenture dated as of February 12, 1999 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (7)
4.3	Indenture dated as of July 6, 2001 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (9)
10.1	Registration Rights Agreement dated as of April 16, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
10.2	Registration Rights Agreement dated as of February 12, 1999 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (4)
10.3	Exchange and Registration Rights Agreement dated as of July 6, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (9)
10.4

Second Amended and Restated Loan and Security Agreement dated as of October 30, 2001 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Credit Corporation ("Transamerica"). (10)

10.5

First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 30, 2002, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Structural Reinforcement Products, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Capital Corporation ("Transamerica"). (12)

10.6

Second Amendment to the Second Amended and Restated Loan and Security Agreement dated as of May 8, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT"). (13)

10.7

Third Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 18, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT"). (14)

10.8

Fourth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of May 28, 2004 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT"). (15)

10.9	Employment Agreement dated as of January 1, 2001, by and among MMI Products Inc., MMI Management Services L.P. and Julius S. Burns. (6)
10.10	Severance Agreement dated as of July 31, 2002, by and among MMI Products Inc., MMI Management Services L.P. and John M. Piecuch. (11)
10.11	The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)
10.12	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns. (8)
10.13	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist. (8)
10.14	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams. (8)
10.15	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall. (8)
10.16	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Davy J. Wilkes. (8)
10.17	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar. (8)
10.18	Indemnification Agreement dated as of December 17, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and John M. Piecuch. (12)
10.19	Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
10.20	Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (9)
10.21	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns. (5)
10.22	Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.(6)
10.23	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar. (5)
10.24	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall. (5)
10.25	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Davy J. Wilkes. (5)
10.26	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist. (5)
10.27	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns. (6)
10.28	Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.(6)
10.29	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall. (6)
10.30	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar. (6)
10.31	Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (4)
10.32	Stock Purchase Agreement by and between MMI Products, Inc., Structural Reinforcement Products, Inc., and Quilni BV, dated as of December 27, 2002. (12)
14	Code of Ethics (3)
21	Subsidiaries (3)
24	Power of Attorney. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (3)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (3)
32.1	Certification of John M. Piecuch, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
32.2	Certification of Robert N. Tenczar, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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
  Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended July 3, 2004.