Form 10-Q
period 2005-04-02
MMI PRODUCTS INC
filed 2005-05-10
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended April 2, 2005

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

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on May 9, 2005, all of which are held by Merchants Metals Holding Company.

 DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

PART I.	Financial Information	Page Number

Item 1.	Condensed Consolidated Financial Statements and Notes (unaudited).	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	Page 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 19

Item 4.	Controls and Procedures.	Page 20

PART II.	Other Information.

Item 6.	Exhibits.	Page 21

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	April 2, 2005 (Unaudited)	January 1, 2005 (Note 1)
Current assets:
Cash	$ 4,206	$ 3,998
Accounts receivable, net of allowance for doubtful accounts of $1,813 and $1,933, respectively	80,831	72,726
Inventories	148,899	162,089
Deferred income taxes	6,424	6,333
Prepaid expenses and other current assets	2,338	1,702
Total current assets	242,698	246,848
Property, plant and equipment, net	80,492	75,004
Goodwill	60,398	60,398
Deferred charges and other assets	8,576	11,218
Due from MMHC	146	16
Total assets	$ 392,310	$ 393,484

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$ 39,002	$ 36,250
Accrued liabilities	21,023	27,022
Accrued interest	10,754	5,036
Income tax payable	426	2,169
Current maturities of long-term obligations	3,911	3,082
Total current liabilities	75,116	73,559
Long-term obligations	302,585	303,579
Deferred income taxes	12,998	13,485
Other long-term liabilities	939	690

Stockholder's equity:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	22,515	22,515
Accumulated other comprehensive loss, net of tax of $192 and $244, respectively	(299)	(381)
Retained deficit	(21,796)	(20,215)
Total stockholder's equity	672	2,171
Total liabilities and stockholder's equity	$ 392,310	$ 393,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$ 154,635	$ 151,405
Cost of sales	125,023	118,905
Gross profit	29,612	32,500
Selling, general and administrative expense	23,943	23,361
Other expense, net	654	1,243
Income before interest and income taxes	5,015	7,896
Interest expense	7,552	7,268
Income (loss) before income taxes	(2,537)	628
Provision (benefit) for income taxes	(956)	252
Net income (loss)	$ (1,581)	$ 376

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Operating Activities:
Net income (loss)	$ (1,581)	$ 376
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,001	3,039
Provision for losses on accounts receivable	211	1,503
Provision for losses on inventories	106	1,054
Deferred income taxes	(632)	189
Impairment charges	497	--
(Gain) loss on sale of property, plant and equipment	(29)	46
Other	463	404
Changes in operating assets and liabilities:
Accounts receivable	(8,316)	(14,685)
Inventories	13,084	(12,175)
Prepaid expenses and other assets	(615)	(826)
Accounts payable and accrued liabilities	2,720	15,522
Income taxes payable	(1,743)	5,143
Due from MMHC	(130)	--
Net cash (used in) provided by operating activities	7,036	(410)
Investing Activities:
Capital expenditures	(4,458)	(1,770)
Refunds relating to new equipment	2,264	--
Proceeds from sale of property, plant and equipment	559	33
Other	(510)	--
Net cash used in investing activities	(2,145)	(1,737)
Financing Activities:
Proceeds from debt obligations	46,198	46,534
Payments on debt and capital lease obligations	(51,953)	(44,018)
Proceeds from sale-leaseback transaction	1,094	--
Debt costs	(22)	(16)
Net cash (used in) provided by financing activities	(4,683)	2,500
Net change in cash	208	353
Cash, beginning of period	3,998	3,529
Cash, end of period	$ 4,206	$ 3,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries, Ivy Steel & Wire, Inc., MMI Management, Inc., and MMI Management Services L.P. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of building products used in the North American infrastructure, commercial and residential construction markets. The Company's primary manufactured products are wire-based, and are produced from the same raw material, steel rod. The Company's customers include residential and non-residential contractors, independent fence dealers and wholesalers, industrial manufacturers, highway construction contractors, precasters of concrete products and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended January 1, 2005, included in the Form 10-K filed with the Securities and Exchange Commission on April 1, 2005.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of April 2, 2005, and the results of its operations and its cash flows for the three month periods ended April 2, 2005, and April 3, 2004. Operating results for the three month period ended April 2, 2005, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005.

Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. Depreciation expense related to idle equipment was previously included in other expense and has been reclassified to cost of sales.

2. Recent Accounting Standards

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

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

3. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
Raw materials	$ 54,812	$ 63,366
Work-in-process	2,098	1,726
Finished goods	91,989	96,997
	$ 148,899	$ 162,089

Property, plant, and equipment consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
Land	$ 4,322	$ 4,322
Buildings and improvements	33,249	32,950
Machinery and equipment	112,450	105,153
Rental equipment	5,291	4,906
Total property, plant and equipment, gross	155,312	147,331
Less accumulated depreciation	(74,820)	(72,327)
Total property, plant, and equipment, net	$ 80,492	$ 75,004

Deferred charges and other assets consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
Deferred loan costs	$ 3,309	$ 3,694
Intangible assets, net of accumulated amortization of $2,450 and $2,346	2,709	2,290
Assets held for sale	--	548
Deposits on machinery and equipment	1,741	4,005
Other	817	681
Total deferred charges and other assets, net	$ 8,576	$ 11,218

The deposits on machinery and equipment are expected to be refunded in 2005 when the assets are completed and the related capital lease financing is closed.

On March 4, 2005, the sale of the Oregon, Ohio manufacturing facility that was held for sale was completed with the net proceeds approximating the carrying value.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Accrued liabilities consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
Accrued compensation	$ 5,215	$ 9,960
Accrued self insurance	4,529	4,620
Accrued retirement plan contributions	2,372	2,361
Other accrued liabilities	8,907	10,081
Total accrued liabilities	$ 21,023	$ 27,022

4. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
Revolving credit facility	$ 91,464	$ 96,649
11.25% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	188,220	188,164
13% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	2,205	2,205
Capital lease obligations	13,307	8,343
	306,496	306,661
Less current maturities	(3,911)	(3,082)
Long-term obligations	$ 302,585	$ 303,579

_______________
  Includes premium of $510,000 and $576,000, less prepaid interest of $990,000 and $1,112,000 as of April 2, 2005, and January 1, 2005, respectively.

Effective May 3, 2005, the margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was more than 4.0 when computed utilizing trailing twelve month results. Subsequent to this change, the actual margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was 2.0% and .25%, respectively.

MMI has an interest rate swap agreement which effectively converts a portion of the revolving credit facility's floating-rate debt to a fixed basis for the three years ending December 12, 2006. As of April 2, 2005, the fair value of this derivative was $366,000. The change in fair

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

value since January 1, 2005 resulted in an unrealized gain, net of tax, of $82,000, which is included in other comprehensive income (loss).

During the first three months of 2005, MMI entered into approximately $4.4 million of capital lease obligations for new machinery and equipment used in manufacturing processes. In addition, MMI received approximately $1.1 million for the sale of certain manufacturing equipment that was leased back under a capital lease obligation. There was no gain or loss realized on the transaction as the proceeds equaled the carrying value of the equipment.

5. Detail of Certain Statement of Operations Items

Other expenses, net, consisted of the following:

	Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands)
Expenses related to restructuring activities	$ (26)	$ 836
Impairment charges	497	--
(Gain)/Loss on sale of fixed assets	(29)	46
Prompt payment discounts	(77)	(185)
Other	289	546
Total other expense, net	$ 654	$ 1,243

In March 2005, MMI recognized an impairment charge of $497,000 related to certain equipment that has been idled as a result of a new outsourcing arrangement.

6. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

Three Months Ended
	April 2, 2005	April 3, 2004
(In thousands)
Net income (loss)	$ (1,581)	$ 376
Change in fair value of derivative instrument, net of income taxes	82	(151)
Comprehensive income (loss)	$ (1,499)	$ 225

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7. Commitments and Contingencies

At April 2, 2005, the Company was unconditionally obligated to purchase inventory amounting to $11.3 million. This obligation will be recorded by the Company upon transfer of title.

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

8. Segment Reporting

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

	Three Months Ended April 2, 2005
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 66,256	$ 88,379	$ --	$ 154,635
Income (loss) before interest and income taxes	(1,098)	6,113	--	5,015
Interest expense	--	--	7,552	7,552
Income tax benefit	--	--	(956)	(956)
Net income (loss)	(1,098)	6,113	(6,596)	(1,581)
Depreciation and amortization	830	2,171	--	3,001
Segment assets (1)	141,187	227,995	23,128	392,310
Goodwill	17,258	43,140	--	60,398
Capital expenditures	1,833	2,380	245	4,458

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Three Months Ended April 3, 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 78,696	$ 72,709	$ --	$ 151,405
Income before interest and income taxes	2,284	5,612	--	7,896
Interest expense	--	--	7,268	7,268
Income tax provision	--	--	252	252
Net income (loss)	2,284	5,612	(7,520)	376
Depreciation and amortization	826	2,213	--	3,039
Segment assets (1)	139,788	187,128	19,704	346,620
Goodwill	17,258	43,789	--	61,047
Capital expenditures	1,313	275	182	1,770

_______________

  Segment assets include accounts receivable, inventory, goodwill, and property, plant and equipment. Corporate assets include all other components of total consolidated assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. Our estimation processes generally relate to potential bad debts, damaged and slow moving inventory, health care and workers compensation claims, the value of long-lived assets, and the value of goodwill and other intangible assets. We base our judgments on historical experience and various other assumptions we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ materially from our estimates. For a complete discussion of the accounting policies we consider the most critical in the preparation of our consolidated financial statements, please refer to the Company's 2004 Form 10-K filed with the Securities and Exchange Commission on April 1, 2005.

General

The following is an analysis of our consolidated financial condition and results of operations. You should read this analysis in conjunction with our condensed consolidated financial statements and accompanying notes included on pages 3 through 11 of this report. Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. Depreciation expense related to idle equipment was previously included in other expense and has been reclassified to cost of sales.

Results of Operations for Fiscal Quarter Ended April 2, 2005 Compared to Fiscal Quarter Ended April 3, 2004

Net sales

	2005	2004	Increase (Decrease)
Fence	$66,256	$78,696	$(12,440)
Percent of net sales	43%	52%	(9)%
Concrete Construction Products	$88,379	$72,709	$15,670
Percent of net sales	57%	48%	9%
Total net sales	$154,635	$151,405	$3,230

Consolidated net sales increased $3.2 million or 2.1% as compared to 2004. The increase in net sales was primarily due to price increases implemented in 2004 in both the Fence and Concrete Construction Products' segments. The favorable impact of the changes in prices was offset to a large extent by lower volumes in the Fence segment and in welded wire reinforcement products. In the first quarter of 2004, abnormally high market activity, driven by customer concerns over the availability and rising costs of products, contributed to the magnitude of the year over year volume decline. As well, poor weather conditions in many parts of the country severely limited construction activity and fence installations during the first quarter of 2005.

Fence

Net sales in the fence segment decreased $12.4 million or 15.8% as compared to 2004 as volume declines more than offset the impact of the 2004 price increases. The decline in volume is primarily associated with poor weather in 2005 combined with higher than normal activity in the first quarter of 2004 when customers were building inventory ahead of anticipated price increases.

Concrete Construction Products

Net sales in the Concrete Construction Products segment increased $15.7 million or 21.6% as compared to 2004 primarily due to price increases implemented in 2004. The benefits of the price increases were partially offset by a lower volume of sales of welded wire reinforcement products due to weather related delays in construction activity. The volume of concrete accessories products sold was higher than the volume in 2004 due to new service center openings during 2004 and early 2005, new product introductions and gains in market share.

Gross profit

	2005	2004	Increase (Decrease)
Fence	$14,339	$18,407	$(4,068)
Percent of segment net sales	22%	23%	(1)%
Concrete Construction Products	$15,273	$14,093	$1,180
Percent of segment net sales	17%	19%	(2)%
Total gross profit	$29,612	$32,500	$(2,888)
Percent of total net sales	19%	21%	(2)%

Consolidated gross profit of $29.6 million was $2.9 million less than the first quarter of 2004. The gross profit percentage of 19.1% was 2.4 percentage points less as compared to 2004. A significant component of this decline was the favorable impact on 2004 margins from the implementation of higher prices in 2004 to offset the then rising steel costs, as well as the fact that some of the steel consumed in the first quarter of 2004 was from inventories that had been acquired at prices below the then current levels. A decrease in the volume of fence and welded wire reinforcement products sold was also a key factor.

Fence

Gross profit in Fence was $14.3 million, a $4.1 million decrease as compared to gross profit of $18.4 million in 2004. The gross margin decreased from 23.4% in 2004 to 21.6% in 2005. The decrease in volume of products sold in 2005 was the primary cause of the gross profit decline. Also contributing to the gross margin percentage decline was approximately $600,000 of fixed manufacturing costs that was recognized in 2005 cost of sales that would normally have been absorbed into manufactured inventory except for a curtailment of production activity in the first quarter of 2005. Because of the weather related weakness in sales volumes, manufacturing operations at certain facilities were curtailed for periods of up to six weeks in order to maintain acceptable inventory levels.

Concrete Construction Products

Gross profit in Concrete Construction Products was $15.3 million, a $1.2 million increase as compared to gross profit of $14.1 million in 2004. The gross margin decreased from 19.4% in 2004 to 17.3% in 2005. This gross margin percentage decline is primarily attributable to the fact that some steel consumed during 2004 was from inventories that had been acquired at prices below the then current levels. Partially offsetting this decline in gross profit was an increase in the volume of concrete accessories products sold in 2005.

Selling, general and administrative expense

	2005	2004	Increase (Decrease)
Fence	$15,253	$15,882	$(629)
Percent of segment net sales	23%	20%	3%
Concrete Construction Products	$8,690	$7,479	$1,211
Percent of segment net sales	10%	10%	--%
Total selling, general and administrative expense	$23,943	$23,361	$582
Percent of total net sales	15%	15%	--%

Consolidated selling, general and administrative expense increased $0.6 million or 2.5% as compared to 2004, but was unchanged relative to net sales.

Fence

Selling, general and administrative expense in Fence was $15.3 million, a $0.6 million decrease as compared to selling, general and administrative expense of $15.9 million in 2004. Relative to net sales, selling, general, and administrative expense increased 2.8 percentage points in 2005 as compared to 2004. A decrease in bad debt expense and lower variable distribution expenses were partially offset by legal expenses associated with a cost recovery initiative.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense was $8.7 million, a $1.2 million increase as compared to selling, general and administrative expense of $7.5 million in 2004. Relative to net sales, selling, general and administrative expense was unchanged in 2005 as compared to 2004. The increase in expense was due primarily to an increase in distribution expenses and marketing initiatives. The majority of this expense increase is related to the opening of new distribution locations in Orlando, Cincinnati, and the San Francisco Bay area since the 2004 first quarter.

Other (income) expense, net

	2005	2004	Decrease
Fence	$184	$241	$(57)
Concrete Construction Products	470	1,002	(532)
Total other expense, net	$654	$1,243	$(589)

Other net expenses were $0.7 million in 2005, a $0.6 million decrease from the $1.2 million in 2004. The decrease is primarily due to lower restructuring related expenses, mainly associated with the now sold Baltimore, Maryland and Oregon, Ohio manufacturing facilities, and the move of certain manufacturing equipment to the Mexicali, Mexico manufacturing facility. In March 2005, MMI recognized an impairment charge of $497,000 related to certain equipment that has been idled as a result of a new outsourcing arrangement.

Net income (loss)

	2005	2004	Increase (Decrease)
Income (loss) before interest and income taxes
Fence	$(1,098)	$2,284	$(3,382)
Percent of segment net sales	(2)%	3%	(5)%
Concrete Construction Products	6,113	5,612	501
Percent of segment net sales	7%	8%	(1)%
Total	5,015	7,896	(2,881)
Percent of total net sales	3%	5%	(2)%
Interest expense	7,552	7,268	284
Income (loss) before income taxes	(2,537)	628	(3,165)
Income tax provision (benefit)	(956)	252	(1,208)
Net income (loss)	$(1,581)	$376	$(1,957)
Percent of total net sales	(1)%	--%	(1)%

Interest expense. Interest expense increased $0.3 million in 2005 primarily due to increased average borrowing under the revolving credit facility to fund an increased investment in working capital and increases in market interest rates. Effective May 3, 2005, the margin added to the LIBOR and prime rate based borrowings under the revolving credit facility increased by 25 and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was more than 4.0 when computed utilizing trailing twelve month results. Subsequent to this change, the actual margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was 2.0% and .25%, respectively.

Income tax provision (benefit). The change in income taxes is primarily due to the decrease in income before interest and income taxes. The estimated effective tax rate for fiscal year 2005 is approximately 38% as compared to the annual effective tax rate of approximately 40% in 2004. The decrease in the 2005 effective tax rate is primarily attributable to lower state income taxes due to a change in the mix of income related to the various states. Also contributing to the decline is the benefit from the deduction for income derived from qualified domestic production activities.

The production deduction results from the "American Jobs Creation Act of 2004," that President Bush signed into law on October 22, 2004. The legislation creates a nine percent deduction for income derived from qualified domestic production activities that will be phased in over a period of years beginning in 2005 (three percent in 2005).

Liquidity and Capital Resources

Cash flow

Operating Activities. Despite a decrease in net income of $2.0 million in the first three months of 2005 as compared to the first three months of 2004, operations provided $7.0 million of cash in the first three months of 2005 as compared to utilizing $0.4 million in the first three months of 2004. A decline in working capital in the first three months of 2005, as discussed below, was the primary reason for this change.

Investing activities. Investing activities utilized $2.1 million of cash in 2005, compared to $1.7 million in 2004. The net investment in 2005 primarily related to capital expenditures on new equipment offset by refunds on machinery and equipment under capital lease obligations. Investment in capital equipment for 2005 could total as much as $22 million, including projects that we anticipate financing under capital lease obligations. The capital program is to upgrade certain operations, add production capacity, and lower costs.

Financing activities utilized cash of $4.7 million in the first three months of 2005 primarily related to a reduction in the borrowings under the revolving credit facility, as compared to $2.5 million provided in the first three months of 2004.

Working capital

Working capital at April 2, 2005, was $167.6 million compared to $123.9 million at April 3, 2004. The increase is primarily due to inventories ($45.7 million increase) and accounts payable ($7.4 million decrease). Offsetting factors were accrued liabilities ($5.7 million increase), accounts receivable ($3.1 million decrease) and a $0.8 million change in income taxes. The inventory increase was primarily due to the higher prices now being paid for steel. In addition, some of the quantities of certain raw material, purchased products, and finished goods that contributed to abnormally high year-end 2004 balances were still on hand at April 2, 2005. The decrease in accounts receivable, despite the increase in sales of $3.2 million in the first quarter of 2005 as compared to the same period in 2004, was primarily due to improved collections. The increase in accrued liabilities was primarily due to accruals for vacation and retirement plan compensation and estimated workers' compensation claims development. Accounts payable balances have declined in relation to the April 3, 2004 balance as purchasing activity in 2005 decreased in light of higher than normal inventory levels and lower sales volumes.

Working capital decreased $5.7 million since year end 2004. Inventories declined $13.2 million since year end with the Fence segment contributing almost $11 million of the decline despite the unexpected slow start for that business in 2005. Accounts payable also increased almost $3 million in the first quarter of 2005. The Company has obtained improved credit terms in 2005 that are more appropriate to the higher steel price environment that evolved during 2004. At the same time, the benefits of these improved credit terms have not yet been fully realized as a result of the lower purchasing activity. Partially offsetting these favorable changes in working capital was an increase in accounts receivable and a decrease in accrued liabilities. Accounts receivable increased from the year end 2004 balance as sales for the month of March 2005 were greater than sales in the month of December 2004. The decline in accrued liabilities related to incentive compensation and income tax payments in March 2005 offset by an increase in accrued interest.

Liquidity and capital resources

Credit Facility. At April 2, 2005, excess availability under the revolving credit facility was $32.0 million, and the amount borrowed was $91.5 million. The computed borrowing base at April 2, 2005 was approximately $134.8 million. In April 2005, the Company made a semi-annual interest payment of $11.3 million to the holders of its senior subordinated notes. Excess availability as of May 9, 2005 is approximately $45.3 million.

Effective May 3, 2005, the margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was more than 4.0 when computed utilizing trailing twelve month results. Subsequent to this change, the actual margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was 2.0% and .25%, respectively.

Outlook

Looking to 2005 and beyond, our ability to not only sustain but improve 2004's profitability cannot be dependent on the ability to obtain additional, significant price increases of the magnitude obtained in 2004. In 2005, we do not expect major changes in the cost of steel, our primary raw material. We believe there continues to be forces in the cost components of finished steel that may cause some further increases, but not at the rate of increases that occurred in 2004. Our plans for 2005 are focused on volume increases and continued cost efficiencies. Forecasts for improvements in non-residential construction and general economic well-being should boost demand for our products. New products have been, and are continuing to be, identified as a means to better leverage our fixed cost capacity. We will endeavor to meet market demands in geographic regions for which we, in the past, did not adequately cover, which is reflected in the fact that we have already opened, in 2005, two new distribution centers in our concrete accessories business and one in our fence operation. As well, recently we announced a series of capacity increases in our welded wire reinforcement operations. We endeavor to continue to lower the cost of our products, whether manufactured, or purchased from domestic or from foreign sources.

In 2005, the Company plans to invest approximately $22 million in property, plant and equipment. We estimate that approximately half of this investment will be capital expenditures financed under the revolving credit facility with the balance anticipated to be put in service under capital lease obligations. Our revolving credit facility currently limits annual capital expenditures financed under the revolving credit facility to $20 million and total capital lease obligations to $17 million. The anticipated level of capital lease financing will require an increase to the current $17 million limitation in our revolving credit facility. While we expect to be able to obtain the increase in allowable capital lease financing under our revolving credit facility, there is no guarantee that such an increase will be granted at all, or on terms that are acceptable to the Company. Delays or cancellations of planned projects or changes in the economic outlook and the status of the Company's liquidity could increase or decrease capital spending from the amounts now anticipated.

We believe our liquidity, capital resources and cash flows from operations will be sufficient to fund our planned capital expenditures and our working capital and debt service requirements.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market presence. It is possible, depending on our future operating cash flows and the size of potential acquisitions, that we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions. We may also pay dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. At April 2, 2005, the outstanding principal and accrued interest on the MMHC Credit Facility was $77.2 million. Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon the Company's cash flows. However, the Company does not guarantee the repayment of MMHC's Credit Facility. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indenture and revolving credit facility loan agreement.

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

Forward Looking Information

Statements made in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of the Company's business; national and regional economic conditions in the United States; seasonality of the Company's operations; levels of construction spending in major markets; the cost and availability of raw materials inventory (primarily steel rod); supply/demand structure of the industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; and other Factors disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the United States. The forward-looking statements are made as of this date and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $150.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at either the bank's prime base rate plus an adjustable margin, which ranges from zero to 0.25% or a LIBOR rate plus an adjustable margin, which ranges from 1.50% to 2.75%. Both adjustable margins are based on the previous twelve month adjusted earnings from operations. As of May 9, 2005, the actual margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was 2.0% and .25%, respectively. For the three months ended April 2, 2005, the average month-end balance outstanding under our credit facility was $94.7 million. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. This swap agreement was contracted on July 10, 2003. It established a fixed LIBOR base rate that will be applied to $15.0 million of the principal balance outstanding over the three year period that began on December 12, 2003. In 2005, absent any additional business acquisitions, the average month-end balance of this facility is anticipated to be in the range of approximately $80 million to $85 million. Based on this estimated range, a one percent change in the interest rate would cause a change in annual interest expense of approximately $0.8 million. A one percent change in the interest rate for the three months ended April 2, 2005, would have caused a change in interest expense of approximately $0.2 million.

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

We expect to have access to the raw material supplies needed to meet the demands from customers. In the first quarter of 2005, steel prices remained relatively flat compared to prices at the end of 2004, with there being conflicting indications of both strengthening and softening in steel cost trends. We acknowledge that the dynamics of the steel market can change and thus could have an adverse impact on our operations.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 2, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports filed with the SEC as of April 2, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 2, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 6. EXHIBITS

A.	Exhibits

	Exhibit Number	Description

	10.1	Indemnification Agreement dated as of May 6, 2005 among MMI Products, Inc., Merchants Metals Holding Company and Paul W. Harrison
	10.2	Indemnification Agreement dated as of May 6, 2005 among MMI Products, Inc., Merchants Metals Holding Company and Walter E. Berner
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMI Products, Inc.

Date: May 10, 2005	By: /s/ Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)