Form 10-Q
period 2005-07-02
MMI PRODUCTS INC
filed 2005-08-11
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended July 2, 2005

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

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on August 10, 2005, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	July 2, 2005 (Unaudited)	January 1, 2005 (Note 1)
Current assets:
Cash	$ 4,268	$ 3,998
Accounts receivable, net of allowance for doubtful accounts of $1,699 and $1,933, respectively	93,206	72,726
Inventories	143,696	162,089
Deferred income taxes	5,665	6,333
Prepaid expenses and other current assets	2,747	1,702
Total current assets	249,582	246,848
Property, plant and equipment, net	80,440	75,004
Goodwill	60,398	60,398
Deferred charges and other assets	10,782	11,218
Due from MMHC	204	16
Total assets	$ 401,406	$ 393,484

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$ 66,876	$ 36,250
Accrued liabilities	21,704	27,022
Accrued interest	5,136	5,036
Income tax payable	382	2,169
Current maturities of long-term obligations	4,024	3,082
Total current liabilities	98,122	73,559
Long-term obligations	285,899	303,579
Deferred income taxes	12,901	13,485
Other long-term liabilities	987	690

Stockholder's equity:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	22,515	22,515
Accumulated other comprehensive loss, net of tax of $222 and $244, respectively	(346)	(381)
Retained deficit	(18,924)	(20,215)
Total stockholder's equity	3,497	2,171
Total liabilities and stockholder's equity	$ 401,406	$ 393,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$ 195,293	$ 185,438	$ 349,928	$ 336,843
Cost of sales	157,496	131,299	282,519	250,204
Gross profit	37,797	54,139	67,409	86,639
Selling, general and administrative expense	25,565	27,478	49,508	50,839
Other (income) expense, net	(146)	1,399	508	2,642
Income before interest and income taxes	12,378	25,262	17,393	33,158
Interest expense	7,770	7,385	15,322	14,653
Income before income taxes	4,608	17,877	2,071	18,505
Provision for income taxes	1,736	7,169	780	7,421
Net income	$ 2,872	$ 10,708	$ 1,291	$ 11,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
Operating Activities:
Net income	$ 1,291	$ 11,084
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,989	6,755
Provision for losses on accounts receivable	193	3,081
Provision for losses on inventories	295	1,920
Deferred income taxes	62	(1,117)
Impairment charges	497	192
(Gain) loss on sale of property, plant and equipment	(37)	53
Gain on sale of rental equipment	(978)	--
Other	927	821
Changes in operating assets and liabilities:
Accounts receivable	(20,673)	(27,255)
Inventories	18,098	(38,618)
Prepaid expenses and other assets	(1,346)	463
Accounts payable and accrued liabilities	25,705	19,090
Income taxes payable	(1,787)	13,401
Due from MMHC	(188)	--
Net cash (used in) provided by operating activities	28,048	(10,130)
Investing Activities:
Capital expenditures	(7,294)	(3,530)
Refunds (deposits) relating to new equipment	646	(482)
Proceeds from sale of property, plant and equipment	569	49
Proceeds from sale of rental equipment	1,291	--
Other	(1,340)	(69)
Net cash used in investing activities	(6,128)	(4,032)
Financing Activities:
Proceeds from debt obligations	98,335	118,441
Payments on debt obligations	(119,656)	(101,917)
Payments on capital lease obligations	(1,383)	(1,086)
Proceeds from sale-leaseback transaction	1,094	--
Debt costs	(40)	(395)
Net cash (used in) provided by financing activities	(21,650)	15,043
Net change in cash	270	881
Cash, beginning of period	3,998	3,529
Cash, end of period	$ 4,268	$ 4,410

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of building products used in the North American infrastructure, commercial and residential construction markets. The Company's primary manufactured products are wire-based, and are produced from the same raw material, steel rod. The Company's customers include construction contractors, independent fence dealers and wholesalers, industrial manufacturers, precasters of concrete products and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended January 1, 2005, included in the Form 10-K filed with the Securities and Exchange Commission on April 1, 2005.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of July 2, 2005, and the results of its operations for the three and six month periods ended July 2, 2005 and July 3, 2004, and its cash flows for the six month periods ended July 2, 2005, and July 3, 2004. Operating results for the three and six month periods ended July 2, 2005, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005.

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

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

3. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)
Raw materials	$ 49,652	$ 63,366
Work-in-process	1,917	1,726
Finished goods	92,127	96,997
	$ 143,696	$ 162,089

Property, plant, and equipment consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)
Land	$ 4,322	$ 4,322
Buildings and improvements	33,538	32,950
Machinery and equipment	114,860	105,153
Rental equipment	4,926	4,906
Total property, plant and equipment, gross	157,646	147,331
Less accumulated depreciation	(77,206)	(72,327)
Total property, plant, and equipment, net	$ 80,440	$ 75,004

In June 2005, certain rental equipment was sold with the proceeds included in net sales and the corresponding net carrying value included in costs of sales.

Deferred charges and other assets consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)
Deferred loan costs	$ 2,918	$ 3,694
Intangible assets, net of accumulated amortization of $2,525 and $2,346	3,446	2,290
Assets held for sale	--	548
Deposits on machinery and equipment	3,359	4,005
Other	1,059	681
Total deferred charges and other assets, net	$ 10,782	$ 11,218

The deposits on machinery and equipment are expected to be refunded in 2005 when the assets are completed and the related capital lease financing is closed.

On March 4, 2005, the sale of the Oregon, Ohio manufacturing facility was completed with the net proceeds approximating the carrying value.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Accrued liabilities consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)
Accrued compensation	$ 6,014	$ 9,960
Accrued self insurance	4,131	4,620
Accrued retirement plan contributions	2,838	2,361
Other accrued liabilities	8,721	10,081
Total accrued liabilities	$ 21,704	$ 27,022

4. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)
Revolving credit facility	$ 75,328	$ 96,649
11.25% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	188,276	188,164
13% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	2,205	2,205
Capital lease obligations	12,814	8,343
	289,923	306,661
Less current maturities	(4,024)	(3,082)
Long-term obligations	$ 285,899	$ 303,579

_______________
  Includes premium of $443,000 and $576,000, less prepaid interest of $867,000 and $1,112,000 as of July 2, 2005, and January 1, 2005, respectively.

Effective May 3, 2005, the margin added to the LIBOR and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was more than 4.0 when computed utilizing trailing twelve month results. In mid August 2005, the margin added to the LIBOR interest rate charged under the revolving credit facility will be increased by 75 basis points as the debt to adjusted earnings ratio is now more than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the LIBOR and prime interest rates charged under the revolving credit facility will be 2.75% and .25%, respectively.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Effective August 10, 2005, MMI amended its revolving credit facility to increase the annual limitation for allowable capital lease obligations from $17 million to $25 million and make certain technical changes to incorporate a new subsidiary entity into the facility.

MMI has an interest rate swap agreement which effectively converts a portion of the revolving credit facility's floating-rate debt to a fixed basis for the three years ending December 12, 2006. As of July 2, 2005, the fair value of this derivative was $288,000. The change in fair value since

January 1, 2005 resulted in an unrealized gain, net of tax, of $35,000, which is included in other comprehensive income.

During the first six months of 2005, MMI entered into approximately $4.8 million of capital lease obligations for new machinery and equipment. In addition, MMI received approximately $1.1 million for the sale of certain manufacturing equipment that was leased back under a capital lease obligation. There was no gain or loss realized on the transaction as the proceeds equaled the carrying value of the equipment.

5. Detail of Certain Statement of Operations Items

Other expenses, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)
Expenses related to restructuring activities	$ 28	$ 686	$ 2	$ 1,522
Impairment charges	--	192	497	192
(Gain)/Loss on sale of property, plant and equipment	(8)	7	(37)	53
Acquisition costs	--	992	--	992
Prompt payment discounts	(227)	(102)	(304)	(287)
Other	61	(376)	350	170
Total other expense, net	$ (146)	$ 1,399	$ 508	$ 2,642

In March 2005, MMI recognized an impairment charge of $497,000 as certain equipment was idled as a result of a new outsourcing arrangement.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6. Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
(In thousands)
Net income	$ 2,872	$ 10,708	$ 1,291	$ 11,084
Change in fair value of derivative instrument, net of income taxes	(47)	281	35	130
Comprehensive income	$ 2,825	$ 10,989	$ 1,326	$ 11,214

7. Commitments and Contingencies

At July 2, 2005, the Company was unconditionally obligated to purchase inventory amounting to $11.5 million. This obligation will be recorded by the Company upon transfer of title.

The Company is involved in a number of legal actions arising in the ordinary course of business. Although no assurance can be given with respect to the ultimate outcome of any asserted claim or litigation, no material effect on the Company's financial position or future operating results is expected. The Company enters into certain purchase commitments in the ordinary course of business and is contingently liable to customers for certain product performance matters. Claims have also been made as a result of the closings of the Oregon, Ohio and Chicago, Illinois plants. The Company has recorded appropriate accruals for probable costs related to these commitments and contingencies.

8. Segment Reporting

The Company has four operating units aggregated into two reportable segments: Fence and Concrete Construction Products. The Fence segment has two operating units that offer complementary products and services. The Concrete Construction Products segment has two operating units that offer complementary products and services within the concrete construction industry.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Summarized financial information concerning the reportable segments is presented in the following tables. Corporate general and administrative expenses are allocated to the segments based primarily upon proportional net sales.

	Three Months Ended July 2, 2005
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 92,028	$ 103,265	$ --	$ 195,293
Income before interest and income taxes	914	11,464	--	12,378
Interest expense	--	--	7,770	7,770
Income tax provision	--	--	1,736	1,736
Net income (loss)	914	11,464	(9,506)	2,872
Depreciation and amortization	856	2,132	--	2,988
Capital expenditures	1,074	1,716	46	2,836

	Three Months Ended July 3, 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 94,392	$ 91,046	$ --	$ 185,438
Income before interest and income taxes	10,627	14,635	--	25,262
Interest expense	--	--	7,385	7,385
Income tax provision	--	--	7,169	7,169
Net income (loss)	10,627	14,635	(14,554)	10,708
Depreciation and amortization	1,212	2,504	--	3,716
Capital expenditures	1,207	353	200	1,760

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Six Months Ended July 2, 2005
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 158,284	$ 191,644	$ --	$ 349,928
Income (loss) before interest and income taxes	(184)	17,577	--	17,393
Interest expense	--	--	15,322	15,322
Income tax provision	--	--	780	780
Net income (loss)	(184)	17,577	(16,102)	1,291
Depreciation and amortization	1,686	4,303	--	5,989
Segment assets (1)	143,226	233,083	25,097	401,406
Goodwill	17,258	43,140	--	60,398
Capital expenditures	2,907	4,096	291	7,294

	Six Months Ended July 3, 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 173,088	$ 163,755	$ --	$ 336,843
Income before interest and income taxes	12,911	20,247	--	33,158
Interest expense	--	--	14,653	14,653
Income tax provision	--	--	7,421	7,421
Net income (loss)	12,911	20,247	(22,074)	11,084
Depreciation and amortization	2,038	4,717	--	6,755
Segment assets (1)	160,230	201,851	21,152	383,233
Goodwill	17,258	43,789	--	61,047
Capital expenditures	2,520	628	382	3,530

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

General

The following is an analysis of our consolidated financial condition and results of operations. You should read this analysis in conjunction with our condensed consolidated financial statements and accompanying notes included on pages 3 through 12 of this report. Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. Depreciation expense related to idle equipment was previously included in other expense and has been reclassified to cost of sales.

Fiscal 2004 demonstrated a significant recovery from the unfavorable market and competitive environment that existed through the majority of 2002 and 2003. Our 2004 profitability was favorably impacted by the ability to raise prices in response to the dramatic increases in the cost of steel and the concerns that then existed about the availability of steel. Those higher selling prices were matched with costs of steel inventories that had been acquired at prices below the then current levels. As we entered 2005, we expected margins to decline as the higher cost of steel would be reflected in our cost of sales. Despite the anticipated decline in margins, we expected that the reduction in the gross profit dollars due to higher steel costs could be offset, in varying degrees, by increases in market activity, by an expansion of our product offerings in both product segments, by the benefits associated with a number of cost reduction programs, and by prices and steel costs remaining relatively stable. While these expectations have, to varying degrees, held out in the year to date results in the Concrete Construction Products segment, they have not held out in the Fence segment.

During 2005, steel prices have not been stable. They have decreased by anywhere from $100 to $200 per ton dependent upon the grade and country of origin. We believe there are a number of principal reasons for the decline. Going into this year, there was evidently high inventory levels of steel rod held by producers as well as higher than normal inventory of the products manufactured from steel rod, held by both these manufacturers and their respective customers. This has led to inventory liquidation through most of the year to date. As well, the poor weather during the first four to five months of this year has further contributed to the push back in demand. A somewhat slower pace of economic activity and delays in some sources of funding for non-residential construction projects only exacerbated the poorer first half market environment. Collectively, all these factors have played a role in lowering the overall demand for our products well below expectations, and, in the Fence segment, even lower than last year. Generally speaking, the slow-down in demand for steel products has caused the price of steel to decline around the world, with steel pricing reflecting the change in demand dynamics and, as well, the lowering of steel cost input factors, most particularly steel scrap. Collectively, these factors have contributed to lower than expected profitability in the first half of 2005, most significantly in the Fence segment.

Results of Operations for Fiscal Quarter Ended July 2, 2005 Compared to Fiscal Quarter Ended July 3, 2004

Net sales

	2005	2004	Increase (Decrease)
Fence	$ 92,028	$ 94,392	$ (2,364)
Percent of net sales	47%	51%	(4)%
Concrete Construction Products	$ 103,265	$ 91,046	$ 12,219
Percent of net sales	53%	49%	4%
Total net sales	$ 195,293	$ 185,438	$ 9,855

Consolidated net sales increased $9.9 million or 5.3% as compared to 2004. The increase in net sales was primarily due to volume increases in the Concrete Construction Products segment. Lower prices in the Fence segment more than offset the impact of its overall volume improvement due to both declining steel prices and an apparent general effort in the market to work down inventory levels of steel products that had been purchased at higher than current market prices.

Fence

Net sales in the fence segment decreased $2.4 million or 2.5% as compared to 2004 as prices decreased and demand for chain-link and related products declined. Activity for chain-link and related products has been at historically low levels. Sales prices have declined in 2005 due to competitive pricing and the slow-down in market activity. Despite volume declines in chain-link and related products, sales dollars attributable to the volume of all products sold increased in 2005 as initiatives to increase market position in the broader fence market began to take hold.

Concrete Construction Products

Net sales in the Concrete Construction Products segment increased $12.2 million or 13.4% as compared to 2004 primarily due to increases in unit sales volumes in 2005. The increase is primarily due to three new distribution centers, market share improvements, sales of new product offerings and customer purchase options on certain leased equipment being exercised. Increased production capacity was a factor in achieving higher sales volumes of welded wire reinforcement products. Reflecting the trends in steel prices and competitive activity, some product categories did see a softening of pricing during the quarter. However, prices remained favorable in relation to 2004.

Gross profit

	2005	2004	Decrease
Fence	$ 17,388	$ 29,628	$ (12,240)
Percent of segment net sales	19%	31%	(12)%
Concrete Construction Products	$ 20,409	$ 24,511	$ (4,102)
Percent of segment net sales	20%	27%	(7)%
Total gross profit	$ 37,797	$ 54,139	$ (16,342)
Percent of total net sales	19%	29%	(10)%

Consolidated gross profit of $37.8 million was $16.3 million less than the second quarter of 2004. The gross profit percentage of 19.4% was 9.8 percentage points less as compared to 2004. A significant component of this decline was the favorable impact on 2004 margins from the implementation of higher prices in 2004 to offset the then rising steel costs, combined with the fact that some of the steel consumed in the second quarter of 2004 was from inventories that had been acquired at prices below the then current levels. Price decreases for fence products sold in the second quarter of 2005 and an unfavorable change in product mix were also key factors. As well, increases in energy and labor costs contributed to the decline.

Fence

Gross profit in Fence was $17.4 million, a $12.2 million decrease as compared to gross profit of $29.6 million in 2004. The gross margin decreased from 31.4% in 2004 to 18.9% in 2005. The decrease in sales prices of products sold in 2005 coupled with higher steel costs were the primary causes of the gross profit decline. The lower volumes of chain-link and related products also contributed to the gross margin percentage decline as the fixed costs of our manufacturing facilities were spread over fewer products.

Concrete Construction Products

Gross profit in Concrete Construction Products was $20.4 million, a $4.1 million decrease as compared to gross profit of $24.5 million in 2004. The gross margin decreased from 26.9% in 2004 to 19.8% in 2005. This gross margin percentage decline is primarily attributable to the fact that some steel consumed during 2004 was from inventories that had been acquired at prices below the then current levels. Partially offsetting this decline in gross profit was the increase in the volume of concrete accessories products sold in 2005 including the profit resulting from customer exercise of purchase options on certain leased equipment.

Selling, general and administrative expense

	2005	2004	Decrease
Fence	$ 16,620	$ 18,258	$ (1,638)
Percent of segment net sales	18%	19%	(1)%
Concrete Construction Products	$ 8,945	$ 9,220	$ (275)
Percent of segment net sales	9%	10%	(1)%
Total selling, general and administrative expense	$ 25,565	$ 27,478	$ (1,913)
Percent of total net sales	13%	15%	(2)%

Consolidated selling, general and administrative expense decreased $1.9 million or 7.0% as compared to 2004, and decreased 1.7 percentage points relative to net sales.

Fence

Selling, general and administrative expense in Fence was $16.6 million, a $1.6 million decrease as compared to selling, general and administrative expense of $18.3 million in 2004. Relative to net sales, selling, general, and administrative expense decreased 1.3 percentage points in 2005 as compared to 2004. A decrease in bad debt expense and lower incentive compensation were the most significant contributing factors partially offset by legal expenses associated with a cost recovery initiative and expenses associated with Sarbanes-Oxley compliance.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense was $8.9 million, a $0.3 million decrease as compared to selling, general and administrative expense of $9.2 million in 2004. Relative to net sales, selling, general and administrative expense decreased 1.5 percentage points in 2005 as compared to 2004. The decrease in expense was due primarily to a decrease in bad debt expense and lower incentive compensation partially offset by higher distribution expenses and costs associated with marketing initiatives and Sarbanes-Oxley compliance. The increase in distribution expenses is primarily related to the opening of new distribution locations in Orlando, Cincinnati, and the San Francisco Bay area since the first half of 2004.

Other (income) expense, net

	2005	2004	Decrease
Fence	$ (146)	$ 743	$ (889)
Concrete Construction Products	--	656	(656)
Total other (income) expense, net	$ (146)	$ 1,399	$ (1,545)

Other income, net was $0.1 million in 2005, a $1.5 million favorable change from the $1.4 million net expense in 2004. The lower expense is primarily due to the absence in 2005 of restructuring related expenses, mainly associated with the now sold Baltimore, Maryland and Oregon, Ohio manufacturing facilities, and the move of certain manufacturing equipment to the Mexicali, Mexico manufacturing facility. Also in 2004, $1.0 million of direct costs related to possible business acquisitions were written off.

Net income

	2005	2004	Increase (Decrease)
Income before interest and income taxes
Fence	$ 914	$ 10,627	$ (9,713)
Percent of segment net sales	1%	11%	(10)%
Concrete Construction Products	11,464	14,635	(3,171)
Percent of segment net sales	11%	16%	(5)%
Total	12,378	25,262	(12,884)
Percent of total net sales	6%	14%	(8)%
Interest expense	7,770	7,385	385
Income before income taxes	4,608	17,877	(13,269)
Income tax provision	1,736	7,169	(5,433)
Net income	$ 2,872	$ 10,708	$ (7,836)
Percent of total net sales	1%	6%	(5)%

Interest expense. Interest expense increased $0.4 million in 2005 primarily due to increased average borrowing under the revolving credit facility to fund an increased investment in working capital and increases in market interest rates. Effective May 3, 2005, the margin added to the LIBOR and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was more than 4.0 when computed utilizing trailing twelve month results. In mid August, 2005, the margin added to the LIBOR interest rate charged under the revolving credit facility will be increased by 75 basis points as the debt to adjusted earnings ratio is now more than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the LIBOR and prime interest rates charged under the revolving credit facility will be 2.75% and .25%, respectively.

Income tax provision. The change in income taxes is primarily due to the decrease in income before interest and income taxes. The estimated effective tax rate for fiscal year 2005 is approximately 38% as compared to the annual effective tax rate of approximately 40% in 2004. The decrease in the 2005 effective tax rate is primarily attributable to lower state income taxes due to a change in the mix of income related to the various states. Also contributing to the decline is the benefit from the deduction for income derived from qualified domestic production activities.

The production deduction results from the "American Jobs Creation Act of 2004," that President Bush signed into law on October 22, 2004. The legislation creates a nine percent deduction for income derived from qualified domestic production activities that will be phased in over a period of years beginning in 2005 (three percent in 2005).

Results of Operations for Fiscal Six Months Ended July 2, 2005 Compared to Fiscal Six Months Ended July 3, 2004

Net sales

	2005	2004	Increase (Decrease)
Fence	$ 158,284	$ 173,088	$ (14,804)
Percent of net sales	45%	51%	(6)%
Concrete Construction Products	$ 191,644	$ 163,755	$ 27,889
Percent of net sales	55%	49%	6%
Total net sales	$ 349,928	$ 336,843	$ 13,085

Consolidated net sales increased $13.1 million or 3.9% as compared to 2004. The increase in net sales was primarily due to price increases that began to be implemented early in 2004 and continued for most of the year in both the Fence and Concrete Construction Products' segments. The favorable impact of the changes in prices was offset to a large extent by lower volumes in the Fence segment and, during the early months of 2005, in welded wire reinforcement products. In the first quarter of 2004, abnormally high market activity, driven by customer concerns over the availability and rising costs of products, contributed to the magnitude of the year over year volume decline. As well, poor weather conditions in many parts of the country severely limited construction activity and fence installations through most of the first four to five months of 2005.

Fence

Net sales in the fence segment decreased $14.8 million or 8.6% as compared to 2004 as volume declines along with price decreases adversely impacted sales in the first half of 2005. The decline in volume is primarily associated with poor weather, particularly in the first quarter 2005, combined with a lower demand for chain-link and related products as compared to the higher than normal activity seen in the first half of 2004, when customers were building inventories ahead of anticipated price increases.

Concrete Construction Products

Net sales in the Concrete Construction Products segment increased $27.9 million or 17.0% as compared to 2004 primarily due to the price increases that began to be implemented in early 2004. The volume of concrete accessories products sold was higher than the volume in 2004 due to new service center openings during 2004 and early 2005, new product introductions and gains in market share. The favorable impact of higher volumes of concrete accessories sold was offset by lower volumes of welded wire reinforcement products sold due to weather related delays in construction activity during the first quarter of 2005.

Gross profit

	2005	2004	Decrease
Fence	$ 31,727	$ 48,035	$ (16,308)
Percent of segment net sales	20%	28%	(8)%
Concrete Construction Products	$ 35,682	$ 38,604	$ (2,922)
Percent of segment net sales	19%	24%	(5)%
Total gross profit	$ 67,409	$ 86,639	$ (19,230)
Percent of total net sales	19%	26%	(7)%

Consolidated gross profit of $67.4 million was $19.2 million less than the first half of 2004. The gross profit percentage of 19.3% was 6.5 percentage points less as compared to 2004. A significant component of this decline was the favorable impact on 2004 margins from the implementation of higher prices in 2004 to offset the then rising steel costs, combined with the fact that some of the steel consumed in the first half of 2004 was from inventories that had been acquired at prices below the then current levels. A decrease in the volume of fence products sold in the first half of 2005 was also a key factor.

Fence

Gross profit in Fence was $31.7 million, a $16.3 million decrease as compared to gross profit of $48.0 million in 2004. The gross margin decreased from 27.8% in 2004 to 20.0% in 2005. The higher steel costs included in cost of sales and a decrease in the volumes of products sold, particularly lower activity for chain-link and related products, were the primary causes of the gross profit decline in the first half of 2005. Also contributing to the gross margin percentage decline was higher fixed manufacturing costs per unit from lower production volumes related to the decreased sales activity. Because of the weather related declines in sales volumes, manufacturing operations at certain facilities were curtailed for periods of up to six weeks during the first quarter of 2005 in order to maintain acceptable inventory levels.

Concrete Construction Products

Gross profit in Concrete Construction Products was $35.7 million, a $2.9 million decrease as compared to gross profit of $38.6 million in 2004. The gross margin decreased from 23.6% in 2004 to 18.6% in 2005. This gross margin percentage decline is primarily attributable to the higher steel costs in 2005. Partially offsetting this decline in gross profit was an increase in the volume of concrete accessories products sold in 2005.

Selling, general and administrative expense

	2005	2004	Increase (Decrease)
Fence	$ 31,873	$ 34,140	$ (2,267)
Percent of segment net sales	20%	20%	--%
Concrete Construction Products	$ 17,635	$ 16,699	$ 936
Percent of segment net sales	9%	10%	(1)%
Total selling, general and administrative expense	$ 49,508	$ 50,839	$ (1,331)
Percent of total net sales	14%	15%	(1)%

Consolidated selling, general and administrative expense decreased $1.3 million or 2.6% as compared to 2004, and decreased almost one percentage point relative to net sales.

Fence

Selling, general and administrative expense in Fence was $31.9 million, a $2.3 million decrease as compared to selling, general and administrative expense of $34.1 million in 2004. Relative to net sales, selling, general, and administrative expense increased 0.4 percentage points in 2005 as compared to 2004. A decrease in bad debt expense, lower incentive compensation and lower variable distribution expenses were partially offset by legal expenses associated with a cost recovery initiative and expenses associated with Sarbanes-Oxley compliance.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense was $17.6 million, a $0.9 million increase as compared to selling, general and administrative expense of $16.7 million in 2004. Relative to net sales, selling, general and administrative expense decreased by one percentage point in 2005 as compared to 2004. The increase in expense was due primarily to an increase in distribution expenses and costs associated with marketing initiatives and Sarbanes-Oxley compliance partially offset by lower bad debt and incentive compensation expenses. The increase in distribution expense is primarily related to the opening of new Concrete Accessories distribution locations in Orlando, Cincinnati, and the San Francisco Bay area since the 2004 first half.

Other expense, net

	2005	2004	Decrease
Fence	$ 38	$ 984	$ (946)
Concrete Construction Products	470	1,658	(1,188)
Total other expense, net	$ 508	$ 2,642	$ (2,134)

Other net expenses were $0.5 million in 2005, a $2.1 million decrease from the $2.6 million in 2004. The decrease is primarily due to lower restructuring related expenses, mainly associated with the now sold Baltimore, Maryland and Oregon, Ohio manufacturing facilities, and the move of certain manufacturing equipment to the Mexicali, Mexico manufacturing facility. Also in 2004, $1.0 million of direct costs related to possible business acquisitions were written off. The 2005 expense is primarily related to an impairment charge of $497,000 related to certain equipment that has been idled as a result of a new outsourcing arrangement.

Net income

	2005	2004	Increase (Decrease)
Income (loss) before interest and income taxes
Fence	$ (184)	$ 12,911	$ (13,095)
Percent of segment net sales	--%	7%	(7)%
Concrete Construction Products	17,577	20,247	(2,670)
Percent of segment net sales	9%	12%	(3)%
Total	17,393	33,158	(15,765)
Percent of total net sales	5%	10%	(5)%
Interest expense	15,322	14,653	669
Income before income taxes	2,071	18,505	(16,434)
Income tax provision	780	7,421	(6,641)
Net income	$ 1,291	$ 11,084	$ (9,793)
Percent of total net sales	--%	3%	(3)%

Interest expense. Interest expense increased $0.7 million in 2005 primarily due to increased average borrowing under the revolving credit facility to fund an increased investment in working capital and increases in interest rates. Effective May 3, 2005, the margin added to the LIBOR and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was more than 4.0 when computed utilizing trailing twelve month results. In mid August, 2005, the margin added to the LIBOR interest rate charged under the revolving credit facility will be increased by 75 basis points as the debt to adjusted earnings ratio is now more than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the LIBOR and prime interest rates charged under the revolving credit facility will be 2.75% and .25%, respectively.

Income tax provision. The change in income taxes is primarily due to the decrease in income before interest and income taxes. The estimated effective tax rate for fiscal year 2005 is approximately 38% as compared to the annual effective tax rate of approximately 40% in 2004. The decrease in the 2005 effective tax rate is primarily attributable to lower state income taxes due to a change in the mix of income related to the various states. Also contributing to the decline is the benefit from the deduction for income derived from qualified domestic production activities.

Liquidity and Capital Resources

Cash flow

Operating Activities. Despite a decrease in net income of $9.8 million in the first six months of 2005 as compared to the first six months of 2004, operations provided $28.0 million of cash in the first six months of 2005 as compared to utilizing $10.1 million in the first six months of 2004. A decline in working capital in the first six months of 2005, as discussed below, was the primary reason for this change.

Investing activities. Investing activities utilized $6.1 million of cash in 2005, compared to $4.0 million in 2004. The net investment in 2005 primarily related to capital expenditures on new equipment. Investment in capital equipment for 2005 could total as much as $22 million, including projects that we anticipate financing under capital lease obligations. The capital program is to upgrade certain operations, add production capacity, and lower costs.

Financing activities utilized cash of $21.7 million in the first six months of 2005 primarily related to a reduction in the borrowings under the revolving credit facility, as compared to $15.0 million provided in the first six months of 2004.

Working capital

Working capital at July 2, 2005, was $151.5 million compared to $149.8 million at July 3, 2004. The increase is primarily due to inventories ($14.9 million increase) and accrued liabilities ($2.4 million decrease) and a $6.3 million decrease in income taxes. Offsetting factors were accounts payable ($19.3 million increase) and accounts receivable ($2.0 million decrease). The inventory increase was primarily due to the higher prices now being paid for steel. The decrease in accounts receivable, despite the increase in sales of $9.9 million in the second quarter of 2005 as compared to the same period in 2004, was primarily due to improved collections. Accounts payable balances have increased in relation to the July 3, 2004 balance. The Company has obtained improved credit terms in 2005 that are more appropriate in light of the higher steel price environment that evolved during 2004.

Working capital decreased $21.8 million since year end 2004. Inventories declined $18.4 million since year end with the Fence segment contributing $16.6 million primarily as production and purchases of finished goods were cut back in light of the slow down in activity. Accounts payable also increased $30.6 million in the first half of 2005 as the benefit was realized from the improved credit terms obtained in 2005. Partially offsetting these favorable changes in working capital was an increase in accounts receivable of $20.5 million due to seasonal business activity, a decrease in accrued liabilities of $5.3 million and a decrease in taxes of $1.1 million. The decline in accrued liabilities primarily related to incentive compensation payments in March 2005.

Liquidity and capital resources

Credit Facility. At July 2, 2005, excess availability under the revolving credit facility was $51.4 million, and the amount borrowed was $75.3 million. The computed borrowing base at July 2, 2005 was approximately $138.0 million. Excess availability as of August 9, 2005 is approximately $46.4 million.

Effective May 3, 2005, the margin added to the LIBOR and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was more than 4.0 when computed utilizing trailing twelve month results. In mid August, 2005, the margin added to the LIBOR interest rate charged under the revolving credit facility will be increased by 75 basis points as the debt to adjusted earnings ratio is now more than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the LIBOR and prime interest rates charged under the revolving credit facility will be 2.75% and .25%, respectively.

Effective August 10, 2005, MMI amended its revolving credit facility to increase the annual limitation for allowable capital lease obligations from $17 million to $25 million and make certain technical changes to incorporate a new subsidiary entity into the facility.

Outlook

We believe that the profitability earned during the first half of 2005 is not indicative of the profitability that is expected to occur during the remainder of 2005, particularly in the Fence Segment. In the fence business, activity for chain-link and related products has been at historically low levels. We believe that after what has been a difficult six months for chain-link related products' demand, the outlook is now more favorable. We believe the last half of 2005 will show improvement in fence activity and related profitability as market demand is expected to return to more normal levels and as additional cost savings develop from the completion of a number of capital investment projects. We also expect improvement in Concrete Construction Products profitability in the second half of 2005 as market activity picks up and our capital investment programs begin to provide cost reductions and increase our capability to meet additional customer needs. In addition, gross profit margins are expected to improve in both segments as lower cost steel begins to roll through cost of sales. Forecasts for improvements in non-residential construction and general economic activity should boost demand for our products. New products have been, and are continuing to be, identified as a means to better leverage our fixed cost capacity. We will endeavor to meet market demands in geographic regions for which we, in the past, did not adequately cover, which is reflected in the fact that we have already opened, in 2005, two new distribution centers in our concrete accessories business and one in our fence operation. As well, we recently announced a series of capacity increases in our welded wire reinforcement operations and a strategic alliance to manufacture and distribute a pre-stressed steel wire cable used in the reinforcing of certain concrete applications. We endeavor to continue to lower the cost of our products, whether manufactured, or purchased from domestic or from foreign sources. As well, the recent passage of the new highway and infrastructure bill will only serve to expand the opportunities for our respective operations.

In 2005, the Company plans to invest as much as $22 million in property, plant and equipment. We estimate that just over half of this investment will be capital expenditures financed under the revolving credit facility with the balance anticipated to be put in service under capital lease obligations. Delays or cancellations of planned projects or changes in the economic outlook and the status of the Company's liquidity could increase or decrease capital spending from the amounts now anticipated.

We believe our liquidity, capital resources and cash flows from operations will be sufficient to fund our planned capital expenditures and our working capital and debt service requirements.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market presence. It is possible, depending on our future operating cash flows and the size of potential acquisitions, that we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions. We may also pay dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indenture and revolving credit facility loan agreement. At July 2, 2005, the outstanding principal and accrued interest on the MMHC Credit Facility was $81.0 million. Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon the Company's cash flows. However, the Company does not guarantee the repayment of MMHC's Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $150.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at either the bank's prime base rate plus an adjustable margin, which ranges from zero to 0.25% or a LIBOR rate plus an adjustable margin, which ranges from 1.50% to 2.75%. Both adjustable margins are based on the previous twelve month adjusted earnings from operations. Beginning in mid August, 2005, the actual margin added to the LIBOR and prime based interest rates charged under the revolving credit facility will be 2.75% and .25%, respectively. For the six months ended July 2, 2005, the average month-end balance outstanding under our credit facility was $88.7 million. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. This swap agreement was contracted on July 10, 2003. It established a fixed LIBOR base rate that will be applied to $15.0 million of the principal balance outstanding over the three year period that began on December 12, 2003. Absent any additional business acquisitions, the average month-end balance of this facility is anticipated to decline from the $88.7 million average for the first six months of 2005 to a full year average of approximately $80 million by the end of 2005. Based on this, a one percent change in the interest rate would cause a change in annual interest expense of approximately $0.8 million. A one percent change in the interest rate for the six months ended July 2, 2005, would have caused a change in interest expense of approximately $0.4 million.

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

We expect to have access to the raw material supplies needed to meet the demands from customers. In the first quarter of 2005, steel prices marginally declined compared to prices at the end of 2004, however, steel prices decreased throughout the second quarter of 2005. Recently, steel prices have stabilized. We expect that there is a greater probability that steel prices will gradually increase through the remainder of the year. We acknowledge that the dynamics of the steel market can change and thus could have an adverse impact on our operations.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 2, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports filed with the SEC as of July 2, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 2, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 6. EXHIBITS

A.	Exhibits

	Exhibit Number	Description

10.1

Fifth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 10, 2005, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., MMI StrandCo, LP, Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT").

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

MMI Products, Inc.

Date: August 11, 2005	By: /s/ Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)