Form 10-Q
period 2005-10-01
MMI PRODUCTS INC
filed 2005-11-15
CIK 1040736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended October 1, 2005

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

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on November 14, 2005, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MMI PRODUCTS, INC.

INDEX

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

ASSETS	October 1, 2005 (Unaudited)	January 1, 2005 (Note 1)
Current assets:
Cash	$ 7,979	$ 3,998
Accounts receivable, net of allowance for doubtful accounts of $1,544 and $1,933, respectively	99,911	72,726
Inventories	145,550	162,089
Deferred income taxes	5,879	6,333
Prepaid expenses and other current assets	3,379	1,702
Total current assets	262,698	246,848
Property, plant and equipment, net	83,079	75,004
Goodwill	60,398	60,398
Deferred charges and other assets	11,617	11,218
Due from MMHC	212	16
Total assets	$ 418,004	$ 393,484

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$ 58,257	$ 36,250
Accrued liabilities	21,561	27,022
Accrued interest	10,805	5,036
Income tax payable	1,819	2,169
Current maturities of long-term obligations	4,962	3,082
Total current liabilities	97,404	73,559
Long-term obligations	300,835	303,579
Deferred income taxes	13,100	13,485
Other long-term liabilities	987	690

Stockholder's equity:
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	22,515	22,515
Accumulated other comprehensive loss, net of tax of $188 and $244, respectively	(294)	(381)
Retained deficit	(16,795)	(20,215)
Total stockholder's equity	5,678	2,171
Total liabilities and stockholder's equity	$ 418,004	$ 393,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$ 195,450	$ 184,786	$ 545,378	$ 521,629
Cost of sales	161,771	139,439	450,648	395,917
Gross profit	33,679	45,347	94,730	125,712
Selling, general and administrative expense	22,126	20,177	65,276	64,742
Other (income) expense, net	(459)	81	49	2,723
Income before interest and income taxes	12,012	25,089	29,405	58,247
Interest expense	8,013	7,318	23,335	21,971
Income before income taxes	3,999	17,771	6,070	36,276
Provision for income taxes	1,870	7,126	2,650	14,547
Net income	$ 2,129	$ 10,645	$ 3,420	$ 21,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Operating Activities:
Net income	$ 3,420	$ 21,729
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,952	9,854
Provision for losses on accounts receivable	403	2,963
Provision for losses on inventories	518	2,888
Deferred income taxes	17	1,716
Impairment charges	497	671
Gain on sale of property, plant and equipment	(81)	(897)
Gain on sale of rental equipment	(978)	--
Other	1,393	1,273
Changes in operating assets and liabilities:
Accounts receivable	(27,588)	(26,450)
Inventories	16,021	(53,072)
Prepaid expenses and other assets	(2,014)	(4,757)
Accounts payable and accrued liabilities	22,612	23,521
Income taxes payable	(350)	10,462
Due from MMHC	(196)	--
Net cash (used in) provided by operating activities	22,626	(10,099)
Investing Activities:
Capital expenditures	(10,015)	(6,410)
Refunds (deposits) relating to new equipment	467	(1,866)
Proceeds from sale of property, plant and equipment	627	3,639
Proceeds from sale of rental equipment	1,291	--
Other	(2,297)	(341)
Net cash used in investing activities	(9,927)	(4,978)
Financing Activities:
Proceeds from debt obligations	168,998	190,288
Payments on debt obligations	(179,136)	(171,315)
Payments on capital lease obligations	(2,174)	(1,609)
Proceeds from sale-leaseback transactions	3,693	--
Debt costs	(99)	(539)
Net cash (used in) provided by financing activities	(8,718)	16,825
Net change in cash	3,981	1,748
Cash, beginning of period	3,998	3,529
Cash, end of period	$ 7,979	$ 5,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of building products used in the North American infrastructure, commercial and residential construction markets. The Company's primary manufactured products are wire-based, and are produced from the same raw material, steel rod. The Company's customers include construction contractors, independent fence dealers and wholesalers, home center stores, industrial manufacturers, precasters of concrete products and fabricators of reinforcing bar. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended January 1, 2005, included in the Form 10-K filed with the Securities and Exchange Commission on April 1, 2005.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of October 1, 2005, and the results of its operations for the three and nine month periods ended October 1, 2005 and October 2, 2004, and its cash flows for the nine month periods ended October 1, 2005, and October 2, 2004. Operating results for the three and nine month periods ended October 1, 2005, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005.

Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. Depreciation expense related to idle equipment previously included in other expense has been reclassified to cost of sales. In addition, costs relating to Company operated vehicles that deliver products to customers, which were previously included in selling, general and administrative expense, have been reclassified to cost of sales. This reclassification decreased selling, general and administrative expense and increased cost of sales by $3.4 million and $3.3 million for the three month periods ended October 1, 2005 and October 2, 2004, respectively, and $9.8 million and $9.5 million for the nine month periods ended October 1, 2005 and October 2, 2004, respectively.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

2. Significant Accounting Policies

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

Revenue Recognition

Revenue is recognized from product sales and used rental equipment sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met generally at the time product is shipped but sometimes when the product reaches its destination. Rental revenues are recognized ratably over the terms of the rental agreements.

Customer Rebates

The Company offers rebates to certain customers, which are redeemable only if the customer meets certain specified thresholds relating to a cumulative level of sales activity. The Company records such rebates as a reduction of revenue in the period the related revenues are recognized.

Cost of Sales

Cost of sales includes the inventoriable costs of manufactured and purchased products, the expense to ship products to customers, and expenses associated with manufacturing management, procurement, safety and environmental functions. The remaining net book value of rental equipment that is sold is charged to cost of sales on a first in, first out basis.

Inventories

Inventories are valued at the lower of average cost or market for most products other than welded steel reinforcement products. The welded steel reinforcement products division of the Concrete Construction Products segment values its inventory at the lower of first in, first out ("FIFO") cost or market.

Inventory cost includes the cost of the purchased products or raw materials (including inbound freight), and the direct labor and overhead associated with the production of a manufactured product. Shipping costs associated with the movement of inventory from a manufacturing facility to a distribution location are included as an element of the distribution location's inventory cost.

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

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of products purchased from the vendor. The Company records rebates when they are earned, that is, as specified purchase volume levels are reached or are reasonably assured of attainment. Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes distribution costs, the costs for selling and marketing activities, allowances for losses on accounts receivable, and the costs related to finance, administrative and executive management functions. Distribution costs represent the costs associated with maintaining and operating the warehousing functions at the Company's distribution locations. In addition, incentive compensation for all bonus plan participants is included in this expense category.

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

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

Fair Value of Financial Instruments

The recorded value of monetary assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, are considered to approximate their

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

respective fair values at October 1, 2005 and January 1, 2005. The carrying values of senior subordinated debt are $199.6 million and $199.5 million versus estimated fair values of $191.3 million and $202.6 million at October 1, 2005 and January 1, 2005, respectively. The estimated fair values are based on the quoted market prices. The fair value of the revolving credit facility approximates its carrying value due to its variable interest rate structure.

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

3. Detail of Certain Balance Sheet Items

Inventories consisted of the following:

	October 1, 2005	January 1, 2005
	(In thousands)
Raw materials	$ 61,448	$ 63,366
Work-in-process	1,905	1,726
Finished goods	82,197	96,997
	$ 145,550	$ 162,089

Property, plant, and equipment consisted of the following:

	October 1, 2005	January 1, 2005
	(In thousands)
Land	$ 4,322	$ 4,322
Buildings and improvements	33,639	32,950
Machinery and equipment	119,083	105,153
Rental equipment	5,571	4,906
Total property, plant and equipment, gross	162,615	147,331
Less accumulated depreciation	(79,536)	(72,327)
Total property, plant, and equipment, net	$ 83,079	$ 75,004

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In June 2005, certain rental equipment was sold with the proceeds of $1.3 million included in net sales and the corresponding net carrying value of $0.3 million included in costs of sales.

Deferred charges and other assets consisted of the following:

	October 1, 2005	January 1, 2005
	(In thousands)
Deferred loan costs	$ 2,568	$ 3,694
Intangible assets, net of accumulated amortization of $2,601 and $2,346	4,334	2,290
Assets held for sale	--	548
Deposits on machinery and equipment	3,538	4,005
Other	1,177	681
Total deferred charges and other assets, net	$ 11,617	$ 11,218

The deposits on machinery and equipment are expected to be refunded within the next year when the assets are completed and the related capital lease financing is closed.

On March 4, 2005, the sale of the Oregon, Ohio manufacturing facility was completed with the net proceeds approximating the carrying value.

Accrued liabilities consisted of the following:

	October 1, 2005	January 1, 2005
	(In thousands)
Accrued compensation	$ 6,613	$ 9,960
Accrued self insurance	4,127	4,620
Accrued retirement plan contributions	1,478	2,361
Other accrued liabilities	9,343	10,081
Total accrued liabilities	$ 21,561	$ 27,022

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	October 1, 2005	January 1, 2005
	(In thousands)
Revolving credit facility	$ 86,510	$ 96,649
11.25% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	188,332	188,164
13% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	2,205	2,205
Capital lease obligations	17,450	8,343
	305,797	306,661
Less current maturities	(4,962)	(3,082)
Long-term obligations	$ 300,835	$ 303,579

_______________
  Includes premium of $377,000 and $576,000, less prepaid interest of $745,000 and $1,112,000 as of October 1, 2005, and January 1, 2005, respectively.

Effective May 3, 2005, the margin added to the LIBOR and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was greater than 4.0 when computed utilizing trailing twelve month results. Effective August 10, 2005, the margin added to the LIBOR interest rate charged under the revolving credit facility was increased by an additional 75 basis points as the debt to adjusted earnings ratio was greater than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the LIBOR and prime interest rates charged under the revolving credit facility is 2.75% and .25%, respectively. These interest rate margins represent the maximum margin that can be charged under the revolving credit facility.

Effective August 10, 2005, MMI amended its revolving credit facility to increase the annual limitation for allowable capital lease obligations from $17 million to $25 million and make certain technical changes to incorporate a new subsidiary entity as a borrower under the facility.

On November 11, 2005, MMI amended its revolving credit facility, effective as of October 1, 2005, to extend the term of the agreement from December 12, 2006 to April 2, 2007, to amend the fixed charge coverage ratio requirement for the twelve-month period ending on October 1, 2005 from 1.1 to 1.0 (future requirement remains at 1.1), and to add a covenant that an event of default would occur if the Company has not refinanced its senior subordinated notes on or before

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

December 15, 2006. Absent this amendment to reduce the fixed charge coverage ratio requirement to 1.0, the Company would not have achieved this debt covenant for the twelve-month period ending on October 1, 2005. The Company expects to be in compliance with its debt covenants during the next year.

MMI has an interest rate swap agreement which effectively converts a portion of the revolving credit facility's floating-rate debt to a fixed basis for the three years ending December 12, 2006. As of October 1, 2005, the fair value of this derivative was $369,000. The change in fair value since January 1, 2005 resulted in an unrealized gain, net of tax, of $87,000, which is included in other comprehensive income.

During the first nine months of 2005, MMI entered into approximately $7.6 million of capital lease obligations for new machinery and equipment. In addition, MMI received approximately $3.7 million for the sale of certain manufacturing equipment that was leased back under capital lease obligations. There was no gain or loss realized on the transaction as the proceeds equaled the carrying value of the equipment.

5. Detail of Certain Statement of Operations Items

The decrease in income tax expense in 2005 is primarily due to the decrease in income before interest and income taxes. The increase in the estimated effective tax rate for 2005 to approximately 44% from the effective tax rate of approximately 40% in 2004 is due to a $349,000 increase in expense to recognize a valuation allowance for certain state tax benefits that may not be realized. Partially offsetting this increase in effective tax rate is the benefit from the deduction for income derived from qualified domestic production activities.

The production deduction results from the "American Jobs Creation Act of 2004," signed by President Bush into law on October 22, 2004. The legislation creates a nine percent deduction for income derived from qualified domestic production activities that will be phased in over a period of years beginning in 2005 (three percent in 2005).

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Other expenses, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)
Expenses related to restructuring activities	$ (55)	$ 507	$ (53)	$ 2,029
Impairment charges	--	479	497	671
Gain on sale of property, plant and equipment	(44)	(950)	(81)	(897)
Acquisition costs	--	--	--	992
Prompt payment discounts	(385)	(231)	(689)	(518)
Other	25	276	375	446
Total other expense, net	$ (459)	$ 81	$ 49	$ 2,723

In March 2005, MMI recognized an impairment charge of $497,000 as certain equipment was idled as a result of a new outsourcing arrangement.

6. Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
(In thousands)
Net income	$ 2,129	$ 10,645	$ 3,420	$ 21,729
Change in fair value of derivative instrument, net of income taxes	52	(105)	87	25
Comprehensive income	$ 2,181	$ 10,540	$ 3,507	$ 21,754

7. Commitments and Contingencies

The Company has a supply arrangement whereby certain raw materials ordered under non-cancelable fixed price purchase commitments are held on consignment at third-party warehouses or in segregated areas at Company locations. Such inventory is the supplier's consigned inventory and therefore is not recorded on the Company's balance sheet. The cost of consigned inventory at October 1, 2005 was $20.4 million, $14.6 million of which can be transferred to the Company at the supplier's option. This obligation will be recorded by the Company upon such transfer, at which time the Company will have title to the inventory.

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company is involved in a number of legal actions arising in the ordinary course of business. The Company enters into certain purchase commitments in the ordinary course of business and the Company is contingently liable to customers for certain product performance matters. Claims for early withdrawal liabilities from certain multi-employer pension plans have also been made as a result of the closings of the Oregon, Ohio and Chicago, Illinois plants. The Company has recorded appropriate accruals for its best estimate of the probable losses related to these commitments and contingencies. Although no assurance can be given with respect to the ultimate outcome of any asserted claim or litigation, no material effect on the Company's financial position or future operating results is expected.

The Company's products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination, or loss of production. The Company manages its exposure to such risks by purchasing liability insurance. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company maintains a reserve for product warranties based on specific warranty claims. The reserve for product warranties was $320,000 and $333,000 at October 1, 2005 and January 1, 2005, respectively.

8. Segment Reporting

The Company has five operating units aggregated into two reportable segments: Fence and Concrete Construction Products. The Fence segment has two operating units that offer complementary products and services. The Concrete Construction Products segment has three operating units that offer complementary products and services within the concrete construction industry.

Summarized financial information concerning the reportable segments is presented in the following tables. Corporate general and administrative expenses are allocated to the segments based primarily upon proportional net sales.

	Three Months Ended October 1, 2005
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 94,607	$ 100,843	$ --	$ 195,450
Income before interest and income taxes	3,166	8,846	--	12,012
Interest expense	--	--	8,013	8,013
Income tax provision	--	--	1,870	1,870
Net income (loss)	3,166	8,846	(9,883)	2,129
Depreciation and amortization	828	2,135	--	2,963
Capital expenditures	1,095	1,575	51	2,721

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Three Months Ended October 2, 2004
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 87,322	$ 97,464	$ --	$ 184,786
Income before interest and income taxes	10,356	14,733	--	25,089
Interest expense	--	--	7,318	7,318
Income tax provision	--	--	7,126	7,126
Net income (loss)	10,356	14,733	(14,444)	10,645
Depreciation and amortization	848	2,251	--	3,099
Capital expenditures	1,576	1,263	41	2,880

	Nine Months Ended October 1, 2005
	Fence	Concrete Construction Products	Corporate	Total
	(In thousands)
Net sales	$ 252,891	$ 292,487	$ --	$ 545,378
Income (loss) before interest and income taxes	2,982	26,423	--	29,405
Interest expense	--	--	23,335	23,335
Income tax provision	--	--	2,650	2,650
Net income (loss)	2,982	26,423	(25,985)	3,420
Depreciation and amortization	2,514	6,438	--	8,952
Segment assets (1)	145,388	242,622	29,994	418,004
Goodwill	17,258	43,140	--	60,398
Capital expenditures	4,002	5,671	342	10,015

MMI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the consolidated financial statements. Our estimation processes generally relate to potential bad debts, damaged and slow moving inventory, health care and workers compensation claims, the value of long-lived assets, and the value of goodwill and other intangible assets. We base our judgments on historical experience and various other assumptions we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ materially from our estimates. For a complete discussion of the accounting policies we consider the most critical in the preparation of our consolidated financial statements, please refer to Note 2 to the Company's condensed consolidated financial statements included in this Form 10-Q.

General

Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. Depreciation expense related to idle equipment previously included in other expense has been reclassified to cost of sales. In addition, costs relating to Company operated vehicles that deliver products to customers, which were previously included in selling, general and administrative expense, have been reclassified to cost of sales. This reclassification decreased selling, general and administrative expense and increased cost of sales by $3.4 million and $3.3 million for the three month periods ended October 1, 2005 and October 2, 2004, respectively, and $9.8 million and $9.5 million for the nine month periods ended October 1, 2005 and October 2, 2004, respectively.

The following is an analysis of our consolidated financial condition and results of operations. You should read this analysis in conjunction with our condensed consolidated financial statements and accompanying notes included on pages 3 through 17 of this report.

Fiscal 2004 demonstrated a significant recovery from the unfavorable market and competitive environment that existed through the majority of 2002 and 2003. Our 2004 profitability was favorably impacted by the ability to raise prices in response to the dramatic increases in the cost of steel and the concerns that then existed about the availability of steel. While historically we have generally been successful and were successful in passing along the steel cost price increases to our customers in 2004, market activity and competitive pressures may limit our ability to do so in the future and could result in a negative impact on future levels of profitability. Those higher selling prices in 2004 were matched with costs of steel inventories that had been acquired at prices below the then current levels. As we entered 2005, we expected margins to decline as the higher cost of steel would be reflected in our cost of sales. Despite the anticipated decline in margins, we expected that the reduction in the gross profit dollars due to higher steel costs could be offset, in varying degrees, by increases in market activity, by an expansion of our product offerings in both product segments, by the benefits associated with a number of cost reduction programs, and by prices and steel costs remaining relatively stable. While these expectations have, to varying degrees, held out in the year to date results in the Concrete Construction Products segment, they have not held out in the Fence segment.

During 2005, steel prices have not been stable. Prior to recent increases, they decreased by anywhere from $100 to $200 per ton dependent upon the grade and country of origin. We believe there were a number of principal reasons for the decline. Going into this year, there was evidently high inventory levels of steel rod held by producers as well as higher than normal inventory of the products manufactured from steel rod, held by both the manufacturers and their respective customers. This led to inventory liquidation through most of the year to date. As well, the poor weather during the first four to five months of this year further contributed to the lowering of demand. A somewhat slower pace of economic activity and delays in some sources of funding for non-residential construction projects only exacerbated the poorer market environment. Collectively, all these factors played a role in lowering the overall demand for our products well below expectations, and, for fence and welded wire reinforcement products, even lower than last year.

Generally speaking, the slow-down in demand for steel products caused the price of steel to decline around the world, with steel pricing reflecting the change in demand dynamics. Also contributing to the steel price dynamics during much of the first nine months of 2005 was the lowering of steel cost input factors, most particularly steel scrap partially offset by higher energy costs. Only late in the third quarter did these forces begin to change. Expected margins for 2005 were also dependent upon cost saving and expansion projects resulting from the installation of machinery and equipment early in 2005. We had anticipated annualized cost reductions in the range of approximately $5 million to $7 million from these investments in equipment and through the application of more rigorous management processes. Significant equipment supplier delays, however, did not allow us to put these machines into service until late in the third quarter. As a result, approximately half of these annualized cost reduction benefits will be delayed into 2006. In addition, we estimate that the hurricanes that struck the Gulf Coast had a negative impact on third quarter profitability of approximately $250,000, mostly due to lost profit resulting from delayed sales activity. Collectively, these factors contributed to lower than expected profitability in the first nine months of 2005, most significantly in the Fence segment. We estimate the profitability in the fourth quarter 2005 will be unfavorably impacted by approximately $750,000, primarily due to lost profit resulting from delayed sales activity caused by the disruption from the impact of hurricane Wilma that struck Florida in October 2005.

Results of Operations for Fiscal Quarter Ended October 1, 2005 Compared to Fiscal Quarter Ended October 2, 2004

Net sales

	2005	2004	Increase (Decrease)
Fence	$ 94,607	$ 87,322	$ 7,285
Percent of net sales	48%	47%	1%
Concrete Construction Products	$ 100,843	$ 97,464	$ 3,379
Percent of net sales	52%	53%	(1)%
Total net sales	$ 195,450	$ 184,786	$ 10,664

Consolidated net sales increased $10.7 million or 5.8% as compared to 2004. The increase in net sales was due to volume increases in both reporting segments. An overall pricing decline of approximately 6% partially offset the benefit from volume increases.

Fence

Net sales in the fence segment increased $7.3 million or 8.3% as compared to 2004. The net improvement was due to unit sales increases in most product categories, with price decreases offsetting approximately half of the volume benefit. In 2004, sales were strong during the early months of the year when there was a concern about the availability of steel and rising prices. Once the steel situation was more settled, volumes of fence products purchased declined in 2004's third quarter. In 2005, sales demand was slower during the first half, but began to recover during the third quarter. Pricing for fence products declined approximately 9% in relation to 2004's third quarter due to the continuation of falling steel costs and, until later in the third quarter, the continuation of lower demand for products as customers worked down their inventories and waited for even further price reductions. As the cost of steel purchased began to increase late in the third quarter, we raised prices for a number of our products and are now assessing that action's acceptance in the marketplace.

Concrete Construction Products

Net sales in the Concrete Construction Products segment increased a net $3.4 million or 3.5% as compared to 2004 due to increases in unit sales volumes but mitigated in part by price declines. The volume increase of approximately 6% is primarily due to three new distribution centers, market share improvements and sales of new product offerings. Price declines in this segment were primarily a result of steel cost declines, competitive market conditions, and some continuation of the presence of low cost imports in certain commodity type product categories.

Gross profit

	2005	2004	Decrease
Fence	$ 16,226	$ 23,321	$ (7,095)
Percent of segment net sales	17%	27%	(10)%
Concrete Construction Products	$ 17,453	$ 22,026	$ (4,573)
Percent of segment net sales	17%	23%	(6)%
Total gross profit	$ 33,679	$ 45,347	$ (11,668)
Percent of total net sales	17%	25%	(8)%

Consolidated gross profit of $33.7 million was $11.7 million less than the third quarter of 2004. The gross profit percentage of 17.2% was 7.3 percentage points less as compared to 2004. Most of this decline can be attributed to price decreases.

Gross profits have not been reduced by the costs of our distribution networks. These expenses represent the costs associated with maintaining and operating the warehousing functions of our distribution locations and are included as a component of selling, general and administrative expenses. The resulting gross margins may therefore not be comparable with those entities that include such expenses in cost of sales.

Fence

Gross profit in Fence was $16.2 million, a $7.1 million decrease as compared to gross profit of $23.3 million in 2004. The gross margin decline to 17.2% is due primarily to price declines. An increase in units sold in 2005 as compared to the third quarter of 2004 was the primary favorable offset to the decline in prices.

Concrete Construction Products

Gross profit in Concrete Construction Products was $17.5 million, a $4.6 million decrease as compared to gross profit of $22.0 million in 2004. The gross margin decreased from 22.6% in 2004 to 17.3% in 2005. This gross profit decline is primarily attributable to price declines of approximately $3 million and increases in materials and plant costs.

Selling, general and administrative expense

	2005	2004	Increase (Decrease)
Fence	$ 13,425	$ 12,984	$ 441
Percent of segment net sales	14%	15%	(1)%
Concrete Construction Products	$ 8,701	$ 7,193	$ 1,508
Percent of segment net sales	9%	7%	2%
Total selling, general and administrative expense	$ 22,126	$ 20,177	$ 1,949
Percent of total net sales	11%	11%	--%

Consolidated selling, general and administrative expense increased $1.9 million or 9.7% as compared to 2004, but was relatively constant as a percentage of net sales.

Fence

Selling, general and administrative expense in Fence was $13.4 million, a $0.4 million increase as compared to selling, general and administrative expense of $13.0 million in 2004. Distribution costs increased $1.0 million primarily as a result of the increased level of sales activity. Partially offsetting this higher expense was lower incentive compensation of $0.6 million due to the lower earnings in 2005.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense was $8.7 million, a $1.5 million increase as compared to selling, general and administrative expense of $7.2 million in 2004. The increase in expense was due to the expansion of sales, marketing and distribution functions to support higher sales activity due in part to the opening of new distribution locations in Orlando, Cincinnati, and the San Francisco Bay area since the first half of 2004.

Other (income) expense, net

	2005	2004	Change
Fence	$ (365)	$ (19)	$ (346)
Concrete Construction Products	(94)	100	(194)
Total other (income) expense, net	$ (459)	$ 81	$ (540)

Other income, net was almost $0.5 million in 2005, a $0.5 million favorable change from the $81,000 net expense in 2004. The change is primarily due to increased prompt payment discounts and the absence in 2005 of $1.0 million in restructuring related expenses and asset impairment charges mainly associated with the now sold Baltimore, Maryland and Oregon, Ohio manufacturing facilities, and the move of certain manufacturing equipment to the Mexicali, Mexico manufacturing facility. These 2004 expenses were offset by a $879,000 gain on the sale of the closed Baltimore, Maryland facility that occurred in 2004.

Net income

	2005	2004	Increase (Decrease)
Income before interest and income taxes
Fence	$ 3,166	$ 10,356	$ (7,190)
Percent of segment net sales	3%	12%	(9)%
Concrete Construction Products	8,846	14,733	(5,887)
Percent of segment net sales	9%	15%	(6)%
Total	12,012	25,089	(13,077)
Percent of total net sales	6%	14%	(8)%
Interest expense	8,013	7,318	695
Income before income taxes	3,999	17, 771	(13,772)
Income tax provision	1,870	7,126	(5,256)
Net income	$ 2,129	$ 10,645	$ (8,516)
Percent of total net sales	1%	6%	(5)%

Interest expense. Interest expense increased $0.7 million in 2005 primarily due to the higher interest rates now being charged under the revolving credit facility. Effective May 3, 2005, the margin added to the LIBOR and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was greater than 4.0 when computed utilizing trailing twelve month results. Effective August 10, 2005, the margin added to the LIBOR interest rate charged under the revolving credit facility was increased by an additional 75 basis points as the debt to adjusted earnings ratio was greater than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the LIBOR and prime interest rates charged under the revolving credit facility is 2.75% and .25%, respectively. These interest rate margins represent the maximum margin that can be charged under the revolving credit facility.

Income tax provision. The decrease in income tax expense in 2005 is primarily due to the decrease in income before interest and income taxes. The increase in the estimated effective tax rate in 2005 to approximately 47% is due to a $349,000 increase in expense to recognize a valuation allowance for certain state tax benefits that may not be realized. Partially offsetting this increase in effective tax rate is the benefit from the deduction for income derived from qualified domestic production activities.

The production deduction results from the "American Jobs Creation Act of 2004," signed by President Bush into law on October 22, 2004. The legislation creates a nine percent deduction for income derived from qualified domestic production activities that will be phased in over a period of years beginning in 2005 (three percent in 2005).

Results of Operations for Fiscal Nine Months Ended October 1, 2005 Compared to Fiscal Nine Months Ended October 2, 2004

Net sales

	2005	2004	Increase (Decrease)
Fence	$ 252,891	$ 260,410	$ (7,519)
Percent of net sales	46%	50%	(4)%
Concrete Construction Products	$ 292,487	$ 261,219	$ 31,268
Percent of net sales	54%	50%	4%
Total net sales	$ 545,378	$ 521,629	$ 23,749

Consolidated net sales increased $23.7 million or 4.6% as compared to 2004. The increase in net sales was primarily due to price increases in the Concrete Construction Products segment and increases in the sales volume of concrete accessories products. Partially offsetting these increases were lower sales volumes of certain welded wire reinforcement products and the decrease in Fence segment sales.

Fence

Net sales in the fence segment decreased $7.5 million or 2.9% as compared to 2004. The magnitude of sales volume decreases during the first quarter of 2005 have not been recouped during subsequent quarters, particularly in the chain-link and related product categories. We believe the build-up of inventories by customers in 2004, the poor weather in the first quarter, and falling steel prices have all been causes for the decrease in volumes year to date. In the first nine months of 2005, the first quarter's improvement in price realization as compared to 2004 has been negated by downward pressure in prices during the second and third quarters due to abnormally low market demand and falling steel prices. Approximately one third of the 2005 sales decrease is attributable to price reductions.

Concrete Construction Products

Net sales in the Concrete Construction Products segment increased $31.3 million or 12.0% as compared to 2004. Approximately two-thirds of the increase is due to higher price levels in place for most of the nine month period of 2005 as compared to the comparable 2004 period. The volume of concrete accessories products sold was higher than the volume in 2004 due to new service center openings during 2004 and early 2005, new product introductions and gains in market share. The favorable impact of higher volumes of concrete accessories sold was somewhat offset by lower volumes of welded wire reinforcement products sold due to weather related delays in construction activity during the first quarter of 2005.

Gross profit

	2005	2004	Decrease
Fence	$ 42,360	$ 65,790	$ (23,430)
Percent of segment net sales	17%	25%	(8)%
Concrete Construction Products	$ 52,370	$ 59,922	$ (7,552)
Percent of segment net sales	18%	23%	(5)%
Total gross profit	$ 94,730	$ 125,712	$ (30,982)
Percent of total net sales	17%	24%	(7)%

Consolidated gross profit of $94.7 million was $31.0 million less than in the first nine months of 2004. The gross profit percentage of 17.4% was 6.7 percentage points less as compared to 2004. A significant component of the favorable 2004 margins resulted from the implementation of higher prices in 2004 to offset the then rising steel costs, combined with the fact that some of the steel consumed in the first nine months of 2004 was from inventories that had been acquired at prices below the then current levels. The decrease in gross margin to 17.4% has been primarily due to lower prices and the decrease in the volume of fence products sold, particularly in chain-link and related product categories.

Gross profits have not been reduced by the costs of our distribution networks. These expenses represent the costs associated with maintaining and operating the warehousing functions of our distribution locations and are included as a component of selling, general and administrative expenses. The resulting gross margins may therefore not be comparable with those entities that include such expenses in cost of sales.

Fence

Gross profit in Fence was $42.4 million, a $23.4 million decrease as compared to gross profit of $65.8 million in 2004. The gross margin decreased from 25.3% in 2004 to 16.8% in 2005. Higher steel costs included in cost of sales, a decrease in the volumes of manufactured products sold, particularly chain-link fabric, and a volume increase in lower margin purchased products were the primary causes of the gross profit decline in the first nine months of 2005. Also contributing to the gross margin percentage decline was higher fixed manufacturing costs per unit from lower production volumes related to the decreased sales activity. Because of the weather related declines in sales volumes, manufacturing operations at certain facilities were curtailed for periods of up to six weeks during the first quarter of 2005 in order to maintain acceptable inventory levels.

Concrete Construction Products

Gross profit in Concrete Construction Products was $52.4 million, a $7.6 million decrease as compared to gross profit of $59.9 million in 2004. The gross margin decreased from 22.9% in 2004 to 17.9% in 2005. This gross margin percentage decline is primarily attributable to the higher steel costs in 2005 which more than offset sales price increases. Partially offsetting this margin reduction was an increase in the volume of concrete accessories and certain categories of welded wire reinforcement products sold in 2005.

Selling, general and administrative expense

	2005	2004	Increase (Decrease)
Fence	$ 39,705	$ 41,558	$ (1,853)
Percent of segment net sales	16%	16%	--%
Concrete Construction Products	$ 25,571	$ 23,184	$ 2,387
Percent of segment net sales	9%	9%	--%
Total selling, general and administrative expense	$ 65,276	$ 64,742	$ 534
Percent of total net sales	12%	12%	--%

Fence

Selling, general and administrative expense in Fence was $39.7 million, a $1.9 million decrease as compared to selling, general and administrative expense of $41.6 million in 2004. A decrease in incentive compensation of $2.5 million due to lower 2005 earnings and lower bad debt expense of $1.5 million were partially offset by higher distribution costs, higher legal expenses of $0.7 million associated with a cost recovery initiative and $0.4 million of expenses associated with Sarbanes-Oxley compliance.

Concrete Construction Products

Concrete Construction Products selling, general and administrative expense was $25.6 million, a $2.4 million increase as compared to selling, general and administrative expense of $23.2 million in 2004. The increase in expense was due primarily to the expansion of sales, marketing and distribution functions, including $0.9 million related to the opening of new Concrete Accessories distribution locations in Orlando, Cincinnati, and the San Francisco Bay area since the first half of 2004. Other factors were an increase of $0.5 million of expenses related to Sarbanes-Oxley compliance, lower incentive compensation expenses of $1.6 million due to lower 2005 earnings and a decrease in bad debt expense of $0.9 million.

Other (income) expense, net

	2005	2004	Decrease
Fence	$ (327)	$ 965	$ (1,292)
Concrete Construction Products	376	1,758	(1,382)
Total other (income) expense, net	$ 49	$ 2,723	$ (2,674)

Other net expenses were $49,000 in 2005, a $2.7 million decrease from the $2.7 million in 2004. The decrease is primarily due to lower impairment and restructuring related expenses of $2.3 million, mainly associated with the now sold Baltimore, Maryland and Oregon, Ohio manufacturing facilities, and the move of certain manufacturing equipment to the Mexicali, Mexico manufacturing facility. Also in 2004, $1.0 million of direct costs related to possible business acquisitions were written off and was partially offset by an $879,000 gain on sale of the closed Baltimore, Maryland facility. The 2005 expense is primarily related to an impairment charge of $497,000 related to certain equipment that was idled as a result of a new outsourcing arrangement partially offset by prompt payment discounts.

Net income

	2005	2004	Increase (Decrease)
Income before interest and income taxes
Fence	$ 2,982	$ 23,267	$ (20,285)
Percent of segment net sales	1%	9%	(8)%
Concrete Construction Products	26,423	34,980	(8,557)
Percent of segment net sales	9%	13%	(4)%
Total	29,405	58,247	(28,842)
Percent of total net sales	5%	11%	(6)%
Interest expense	23,335	21,971	1,364
Income before income taxes	6,070	36,276	(30,206)
Income tax provision	2,650	14,547	(11,897)
Net income	$ 3,420	$ 21,729	$ (18,309)
Percent of total net sales	1%	4%	(3)%

Interest expense. Interest expense increased $1.4 million in 2005 primarily due to increased average borrowing under the revolving credit facility to fund an increased investment in working capital and increases in the interest rates being charged under the revolving credit facility. Effective May 3, 2005, the margin added to the LIBOR and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was greater than 4.0 when computed utilizing trailing twelve month results. Effective August 10, 2005, the margin added to the LIBOR interest rate charged under the revolving credit facility was increased by an additional 75 basis points as the debt to adjusted earnings ratio was greater than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the LIBOR and prime interest rates charged under the revolving credit facility is 2.75% and .25%, respectively. These interest rate margins represent the maximum margin that can be charged under the revolving credit facility.

Income tax provision. The change in income taxes is primarily due to the decrease in income before interest and income taxes and a $349,000 increase in expense to recognize a valuation allowance for certain state tax benefits that may not be realized. The estimated effective tax rate for 2005 is approximately 44% as compared to the effective tax rate of approximately 40% in 2004. Partially offsetting this increase is the benefit from the deduction for income derived from qualified domestic production activities.

Liquidity and Capital Resources

Cash flow

Operating Activities. Despite a decrease in net income of $18.3 million in the first nine months of 2005 as compared to the first nine months of 2004, operations provided $22.6 million of cash in the first nine months of 2005 as compared to utilizing $10.1 million in the first nine months of 2004. A decline in working capital in the first nine months of 2005, as discussed below, was the primary reason for this change.

Investing activities. Investing activities utilized $9.9 million of cash in 2005, compared to $5.0 million in 2004. The net investment in 2005 primarily related to capital expenditures on new equipment. Investment in capital equipment for 2005 is expected to be approximately $22 million, including projects that we anticipate financing under capital lease obligations. The capital program is to upgrade certain operations, add production capacity, and lower costs.

Financing activities utilized cash of $8.7 million in the first nine months of 2005 primarily related to a reduction in the borrowings under the revolving credit facility, as compared to $16.8 million provided in the first nine months of 2004.

Working capital

Working capital at October 1, 2005, was $165.3 million compared to $164.5 million at October 2, 2004. Working capital decreased $8.0 million since year end 2004. Inventories declined $16.5 million since year end with the Fence segment contributing a $21.9 million decrease primarily as production and purchases of finished goods were cut back in light of the slow down in activity in the first half of the year and as improved inventory management methods were implemented. Increases in inventory occurred in the Concrete Construction Products segment to support the PC Strand product line introduction and increased activity in concrete accessories. Accounts payable also increased $22.0 million in the first nine months of 2005 as improved credit terms were obtained. An increase of $5.8 million in accrued interest payable was also a favorable factor. Partially offsetting these favorable changes in working capital was an increase in accounts receivable of $27.2 million due to seasonal business activity, an increase in cash of $4.0 million, and a $5.5 million decrease in accrued liabilities. The decline in accrued liabilities primarily related to incentive compensation payments in March 2005.

Liquidity and capital resources

Credit Facility. At October 1, 2005, excess availability under the revolving credit facility was $47.3 million, and the amount borrowed was $86.5 million. The computed borrowing base at October 1, 2005 was approximately $145.1 million. Excess availability as of November 14, 2005 was approximately $51.2 million.

Effective May 3, 2005, the margin added to the LIBOR and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was greater than 4.0 when computed utilizing trailing twelve month results. Effective August 10, 2005, the margin added to the LIBOR interest rate charged under the revolving credit facility was increased by an additional 75 basis points as the debt to adjusted earnings ratio was greater than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the LIBOR and prime interest rates charged under the revolving credit facility is 2.75% and .25%, respectively. These interest rate margins represent the maximum margin that can be charged under the revolving credit facility.

Effective August 10, 2005, MMI amended its revolving credit facility to increase the annual limitation for allowable capital lease obligations from $17 million to $25 million and make certain technical changes to incorporate a new subsidiary entity as a borrower under the facility.

On November 11, 2005, MMI amended its revolving credit facility, effective as of October 1, 2005, to extend the term of the agreement from December 12, 2006 to April 2, 2007, to amend the fixed charge coverage ratio requirement for the twelve-month period ending on October 1, 2005 from 1.1 to 1.0 (future requirement remains at 1.1), and to add a covenant that an event of default would occur if the Company has not refinanced its senior subordinated notes on or before December 15, 2006. Absent this amendment to reduce the fixed charge coverage ratio requirement to 1.0, the Company would not have achieved this debt covenant for the twelve-month period ending on October 1, 2005. The Company expects to be in compliance with its debt covenants during the next year.

Outlook

We believe the overall economic outlook is relatively favorable. There is some uncertainty about the rate of GDP growth, but construction spending is still forecast for positive year-over-year growth. Although residential construction may decline, the forecasts for nonresidential activity are favorable, particularly in the public sector due to the impact of the new federal highway legislation, spending in the aftermath of the hurricanes, and the relative good health of state budgets.

As well, a healthier end-use market combined with upward trends in key cost elements, such as steel, wood, plastics, and energy could support more price stability on a go-forward basis. We also expect to obtain the cost savings delayed in 2005 because of equipment supplier delays. New, additional cost savings are also projected for 2006, as well as the full year impact of recent capacity additions.

In the fourth quarter 2005, the Company plans to invest approximately $4 million in property, plant and equipment. We estimate that approximately half of this investment will be capital expenditures financed under the revolving credit facility with the balance anticipated to be put in service under capital lease obligations. We estimate an annual capital investment in 2006 of approximately $15 million. Delays or cancellations of planned projects or changes in the economic outlook and the status of the Company's liquidity could increase or decrease capital spending from the amounts now anticipated.

We believe our liquidity, capital resources and cash flows from operations will be sufficient to fund our planned capital expenditures and our working capital and debt service requirements. Under our amended credit facility, an event of default will occur if the $200 million of senior subordinated notes are not refinanced on or before December 15, 2006. We expect to accomplish the refinancing prior to such deadline.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market presence. It is possible, depending on our future operating cash flows and the size of potential acquisitions, that we will seek additional sources of financing, subject to limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions. We may also pay dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indenture and revolving credit facility loan agreement. At October 1, 2005, the outstanding principal and accrued interest on the MMHC Credit Facility was $84.9 million. Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon the Company's cash flows. However, the Company does not guarantee the repayment of MMHC's Credit Facility.

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

Forward Looking Information

Statements made in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of the Company's business; national and regional economic conditions in the United States; seasonality of the Company's operations; levels of construction spending in major markets; the cost and availability of raw materials inventory (primarily steel rod); supply/demand structure of the industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; our ability to obtain financing; and other Factors disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the United States. The forward-looking statements are made as of this date and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our $150.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at either the bank's prime base rate plus an adjustable margin, which ranges from zero to 0.25% or a LIBOR rate plus an adjustable margin, which ranges from 1.50% to 2.75%. Both adjustable margins are based on the previous twelve month adjusted earnings from operations. Effective August 10, 2005, the actual margin added to the LIBOR and prime based interest rates charged under the revolving credit facility was 2.75% and .25%, respectively. These interest rate margins represent the maximum margin that can be charged under the revolving credit facility. For the nine months ended October 1, 2005, the average month-end balance outstanding under our credit facility was $88.7 million. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. This swap agreement was contracted on July 10, 2003. It established a fixed LIBOR base rate that will be applied to $15.0 million of the principal balance outstanding over the three year period that began on December 12, 2003. Absent any additional business acquisitions, the average month-end balance of this facility is anticipated to decline from the $88.7 million average for the first nine months of 2005 to a full year average of approximately $85 million by the end of 2005. Based on this, a one percent change in the interest rate would cause a change in annual interest expense of approximately $0.9 million. A one percent change in the interest rate for the nine months ended October 1, 2005, would have caused a change in interest expense of approximately $0.7 million.

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

We expect to have access to the raw material supplies needed to meet the demands from customers. In the first quarter of 2005, steel prices marginally declined compared to prices at the end of 2004, however, steel prices decreased throughout the second quarter and into the third quarter of 2005. Recently, steel prices have stabilized. We expect that there is a greater probability that steel prices could gradually increase going forward.

We acknowledge that the dynamics of the steel market can change and thus could have an impact on our operations. On November 10, 2005, an anti-dumping complaint was filed against certain foreign steel rod producers from China, Turkey and Germany that we believe could further support some steel price increases. However, it is still too early to determine the actual impact of this recent development.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 1, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports filed with the SEC as of October 1, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 1, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 6. EXHIBITS

A.	Exhibits

	Exhibit Number	Description

10.1

Sixth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of November 11, 2005, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., MMI StrandCo, LP, Bank of America, N.A., GE Business Capital Corporation, and The CIT Group/Business Credit, Inc.

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

MMI Products, Inc.

Date: November 15, 2005	By: /s/ Robert N. Tenczar
Robert N. Tenczar, Vice President
and Chief Financial Officer
(As a duly authorized Officer, Principal Financial Officer and Chief Accounting Officer.)