Form 10-K
period 2005-12-31
MMI PRODUCTS INC
filed 2006-03-31
CIK 1040736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005 OR

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-29141

MMI PRODUCTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	74-1622891
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 N. Sam Houston Parkway E., Ste. 1200
Houston, Texas	77060
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (281) 876-0080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The common stock of the registrant is not publicly registered or traded and, therefore, no market value whether held by affiliates or non-affiliates can be readily ascertained.

There were 252,000 shares of the Registrant's Class A Common Stock outstanding as of the close of business on March 30, 2006, all of which are held by Merchants Metals Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

Item 1. Business.

General

MMI Products, Inc. ("the Company"), a Delaware corporation and a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"), was organized in 1953. MMHC was acquired by Citicorp Venture Capital, Ltd. ("CVC") and members of the Company's management in 1986.

We are a leading manufacturer and distributor of building products used in the North American infrastructure, commercial and residential construction industries. For the year ended December 31, 2005, we believe approximately 70% of our total net sales were for nonresidential applications. Our products are segregated into two reporting segments: Concrete Construction Products and Fence, which accounted for 53.3% and 46.7% of our total net sales, respectively, for the year ended December 31, 2005. No customer accounted for more than 10% of our consolidated net sales in fiscal year 2005. We believe we have established either the largest or second-largest market share positions in each of our segments by combining high quality products, product breadth, a high level of customer service and extensive distribution capabilities. Additionally, we believe that we are the largest domestic purchaser of low-carbon steel rod, our primary raw material in both reporting segments. As a result, we believe that we realize meaningful cost savings due to our ability to purchase steel rod in relatively large volumes.

We have an extensive and well-positioned distribution network, consisting of 19 principal manufacturing facilities strategically located throughout the United States and Mexico and 62 company-operated distribution centers, located in 30 states and Mexico. Our distribution network serves over 5,700 customers, including residential and non-residential contractors, independent fence dealers and wholesalers, retail home centers, industrial manufacturers, highway construction contractors, concrete construction products distributors, precasters of concrete products and fabricators of reinforcing bar.

All of our outstanding capital stock is owned by MMHC. An affiliate of CVC, Court Square Capital, Limited, together with employees and other persons affiliated or otherwise associated with CVC, own 49.5% of the total voting power of MMHC. In addition, such persons may elect to convert their stock into stock of another class and by so doing represent 82% of the total voting power of MMHC.

Our corporate headquarters are located at 400 N. Sam Houston Parkway E., Ste. 1200, Houston, Texas 77060. Our telephone number is (281) 876-0080.

The 2005, 2004, and 2003 fiscal years referred to in this Annual Report are the fifty-two week period ended December 31, 2005, the fifty-two week period ended January 1, 2005, and the fifty-three week period ended January 3, 2004, respectively.

Seasonality and Cyclicality. Our products are used in the infrastructure, commercial and residential construction industries. These industries are both cyclical and seasonal. The highest level of sales and profitability generally occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters. In an effort to mitigate cyclical influences, we have implemented the following strategies to help offset the impact of any such downturns on our operating results and liquidity:

  increased our focus on products used in the infrastructure and commercial construction industries, which over the years have tended to have less cyclical volatility than the residential construction industry;
  positioned our Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending; and
  expanded our distribution network to serve diverse areas of high population growth, as well as to limit the effects of any particular regional economic downturn.

Raw Materials. Our manufactured products are produced primarily from low-carbon steel rod. Because both of our business segments require large quantities of the same raw material, we purchase steel rod in significantly larger quantities than would be necessary if the business segments were part of independent enterprises. Because of such large volume purchases, we believe we realize meaningful cost savings. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately one-third in fiscal year 2005), we believe such cost savings provide a competitive advantage.

Approximately one-half of our annual steel rod purchased is produced in the United States. We purchase steel rod from most of the producers of this product in the United States. Because of our purchasing power, we also have the ability to purchase significant quantities from several foreign mills. All agreements for the purchase of steel rod, whether foreign or domestic, are denominated in U.S. dollars. Once ordered, there are no risks of fluctuations in foreign currency exchange rates.

Besides the inventory maintained at our various manufacturing plant locations, we also maintain inventory at our respective concrete accessories and fence distribution facilities located across the United States. Inventories will generally be at their highest levels between the months of April and October when most market activity occurs in the Fence segment. Large inventories may occur at the end of other months if larger than normal purchases of raw materials and purchased products are made in light of the cost volatility of such items. At times, we can purchase our raw material in large quantities based upon expected usage for a period of up to three to four months. Accounts receivable also rise during these months due to the seasonal fluctuations in sales.

Business Segments

We report our results of operations in two business segments - Concrete Construction Products and Fence. Both segments share common factors in relation to seasonality of business and raw materials.

Our Concrete Construction Products segment consists of two product lines-welded wire reinforcement and concrete accessories. Welded wire reinforcement serves as a structural grid for concrete construction used in building, road, bridge and sewage and drainage projects. This product line also includes our newly introduced concrete cable product, PC strand, which is used in pre-tensioned and post-tensioned concrete construction. The concrete accessories product line includes over 2,000 types of hardware accessories used in concrete construction activity, including precast, tilt-up and masonry applications; products used to position and install steel reinforcing bar; and welded steel reinforcing products. The products in our Fence segment include all types of galvanized and vinyl-coated chain link fence fabric, ornamental fencing, fittings and other related products. Within the Fence segment, we also distribute wood, vinyl and aluminum fence, pipe, tubing, access control equipment and other products that are primarily manufactured by third parties.

Concrete Construction Products Segment

Our Concrete Construction Products segment is made up of three divisions, Ivy Steel & Wire, or Ivy, which produces welded wire reinforcement products, Meadow Burke Products, or Meadow Burke, which produces concrete accessories, and MMI StrandCo, or StrandCo, which provides our specialized reinforcement product called PC strand. Ivy and StrandCo are headquartered in Houston, Texas and Meadow Burke is headquartered in Tampa, Florida. Our Concrete Construction Products segment comprised 53.3%, 50.6% and 43.5% of our consolidated net sales in fiscal years 2005, 2004 and 2003, respectively.

Products. Our Concrete Construction Products segment provides welded wire reinforcement products and concrete accessories products that primarily serve the nonresidential (commercial and infrastructure) construction markets. We offer a broad range of products and continue to expand our offerings.

Welded Wire Reinforcement Products. Welded wire reinforcement products can be used in virtually any reinforced concrete application, including buildings, roads, bridges, airport taxiways, pipelines, sewage and drainage projects, and precast products. Our major welded wire reinforcement products include structural fabric and pipe mesh.

Structural Fabric Products - Structural fabric is a welded wire reinforcement product designed as an alternative to steel reinforcing bar. It is utilized primarily in the commercial construction and infrastructure markets for applications that include bridge beams, highways, bridges, airport taxiways, and parking decks. The segment manufactures structural products under the trade name Varigrid®.

Pipe Mesh Products - Pipe mesh products are manufactured to customer specifications for use in the construction of reinforced concrete pipe and, among other things, drainage and sewage systems and water treatment facilities. Pipe mesh can be manufactured in a multitude of sizes to meet any job requirement. We have been producing pipe mesh for over 50 years.

Other Products - Other reinforcement products include building mesh and PC strand, a steel wire cable used in reinforcing pre-tensioned and post-tensioned concrete applications. Our PC strand products are manufactured for us by a strategic partner, RettCo Steel in Newnan, Georgia. Because of our capacity to draw steel into wire, we also offer bright basic wire products that are used in various industrial applications.

Concrete Accessories. Our concrete accessories product line includes over 2,000 specialized accessories used in concrete construction, including products used to position and install steel reinforcing bar and welded wire reinforcement products. Our core concrete accessories products are metal rebar supports, precast and prestressed products, tilt-up construction products, heavy paving products and wall forming accessories.

Metal Rebar Supports - Metal rebar supports are used for positioning rebar in concrete slabs for maximum strength benefit of the steel rebar. Four regional manufacturing plants produce these products for their respective markets.

Precast and Prestressed Products - Our precast and prestressed products cover a wide range of products including our Rapid Lift and Starcon engineered lifting systems, prestress strand hold downs and coil products. We are an industry leader in product development for the precast market, with innovative products such as the Hook Lift utility anchor and the patented Rapid-Lok gravity structural connection plate system. Companies in the precast market produce a product line ranging from structural concrete beams and lite walls for parking garages and bridges to sound walls and exterior architectural facades for buildings.

Tilt Up Construction Products - Our tilt up construction products include our patented SuperLift III® system, which provides tilt-up professionals with significant lifting capacities and a line of super braces for holding up the erected walls on the job site. Our engineers calculate the additional reinforcing and lifting stresses needed to provide a safe and efficient environment for the erection of this job site cast system for the perimeter walls of buildings.

Heavy Paving Products - Our heavy paving products, such as welded dowel assemblies, are manufactured in two facilities supporting the Northeast and Southeast regions of the United States. These welded dowel assemblies ("WDA") are load transfer devices used to extend the life of concrete pavement in road systems by reinforcing the joint of the roadway slab to prevent physical upheaval or vertical displacement.

Wall Forming Accessories - Our wall forming accessories, such as snap ties and loop ties, are produced for forming projects of poured in place concrete construction. These accessories carry working loads for holding the concrete forms of steel or plywood in position for pouring concrete to dimensional designs for concrete walls and columns.

Other Products - Our other concrete accessories products include bridge deck, masonry and Halfen products. Halfen products distributed by us include restraint anchors in precast concrete panel applications, pipe framing systems and products used for the anchoring and connecting of curtain wall facades in commercial construction projects. We are the exclusive distributor of Halfen products in the United States.

Manufacturing. Over 99% of our welded wire reinforcement products and over 80% of our concrete accessories are manufactured in our 13 manufacturing facilities strategically located throughout the United States and in Mexicali, Mexico. Our manufacturing facilities are positioned to effectively serve our national customer base. We utilize "lean manufacturing" techniques at all of our manufacturing facilities and have introduced and continue to invest in the automation of certain manufacturing processes in order to further improve our cost structure.

Marketing, Distribution and Sales; Principal Customers. We sell concrete construction products principally to the following:

  construction products distributors;
  industrial manufacturers (such as precasters of concrete products);
  large reinforcing bar fabricators;
  nonresidential building supply dealers; and
  construction contractors.

The decision-makers as to what type of construction method will be utilized and what type of concrete reinforcement and accessories will be needed are often architects and engineers who are not our customers. We are increasing our marketing programs to more effectively communicate with these types of potential customers.

Our marketing organization includes our own professionals who are experienced in converting reinforcement applications from reinforcing bar into structural fabric, understanding and meeting the needs of the precast and tilt-up markets with creative new products and providing "bundled" solutions that include both the reinforcement (whether fabric or PC strand) and the accessories products.

Our sales force for the welded wire reinforcement product line includes inside and outside sales personnel and customer service representatives. Because orders for welded wire reinforcement products typically do not require the quick turn-around time required for concrete accessories, they are shipped directly from one of the eight welded wire reinforcement manufacturing facilities to the customer, generally in truckload quantities. The majority of the production of these products is in response to particular customer orders based principally on individual job quotes with no long-term price guarantees. Certain welded wire reinforcement products are also produced in more standard patterns and grades and inventoried in anticipation of customer orders.

Our sales force for the concrete accessories product line consists of inside and outside sales personnel, customer service representatives and distribution center managers. Concrete accessories are distributed from our network of five manufacturing facilities and 16 distribution centers. Because orders for concrete accessories typically require rapid turn-around time, these distribution centers are strategically located near our customers' facilities. Most sales are based on individual job quotes with no long-term price guarantees.

The Concrete Construction Products segment does not enter into long-term contracts with price guarantees. Volume rebate incentives are sometimes offered for achieving specified sales levels.

Providing effective customer service is an important factor in meeting the needs of our part of the concrete construction products marketplace. For concrete accessories products, customers often require certain items on an expedited basis. The Meadow Burke division's 16 distribution service centers (second in number to only one competitor) are strategically located in the regions of the United States that are the most active markets for concrete construction. Because deliveries can generally be overnight, the centers (plus five manufacturing plants) can provide effective service across the United States market. The truckload quantities of welded wire reinforcement products are shipped directly to customers from the manufacturing plants.

We had one customer that accounted for more than 10% of the Concrete Construction Products segment net sales in fiscal year 2005, 2004 and 2003, although this customer did not account for more than 10% of our consolidated net sales in any such year.

Competition. Our largest competitor for welded wire reinforcement products is Insteel Industries, Inc. The segment also faces regional competitors in other areas of the country, as well as competition from smaller regional manufacturers and wholesalers of these products.

Our concrete accessories product line faces competition from several significant competitors. We believe Dayton Superior Corporation is the leading full line national participant in the concrete accessories industry with a complete line of products supported by manufacturing and service center capabilities. Other large competitors include Universal Form Clamp, Co. and Don DeCristo Concrete Accessories Inc. We also face competition from other regional competitors, which offer a more limited number of products.

We believe our ability to produce a greater variety of welded wire reinforcement products in a wider geographical area and to provide custom-made products that fit our customers' individual needs provide us with a competitive advantage to major accounts. In our concrete accessories product line, we believe overall product quality, price, extensive product selection and the ability to deliver products quickly are the principal competitive factors.

We also believe our ability to purchase steel rod in relatively large volumes provides meaningful cost savings that enhances our capacity to compete effectively with respect to product price in the concrete construction market. Although our Concrete Construction Products' segment has historically been able to pass along most increases in steel costs to customers, market activity and competitive pressures can impact the extent to which such price increases are achieved.

Fence Segment

Our Fence segment is made up of two operating divisions, Merchants Metals and ADC Manufacturing.

Merchants Metals is headquartered in Houston, Texas. Its operations are located throughout the United States and include one manufacturing location in Mexico. ADC Manufacturing, a manufacturer of fence, industrial and wood gate fittings and metal stampings (including powder coating capabilities), is located in Harrison, Arkansas. Our Fence segment contributed 46.7%, 49.4%, and 56.5% of consolidated net sales in fiscal years 2005, 2004, and 2003, respectively.

Products. Our Fence segment is one of the largest producers of hot dipped galvanized and vinyl-coated chain link fence systems and a major producer and distributor of ornamental iron and aluminum fencing in the United States. Our core products include chain link fabric ("galvanized after weaving," or GAW, "galvanized before weaving," or GBW, aluminized, and vinyl-coated) and related products (pipe, tubing and fittings) and ornamental fence systems. Other product categories include wood and PVC fencing, temporary fence panels and access controls. The segment manufactures its products at seven principal facilities in the United States and Mexico.

Additionally, our security fencing product line has been expanded from its base of various types of chain link and heavy-duty ornamental iron to include a broader scope of security products for a variety of applications. Lastly, a proprietary line of temporary fence panel products has been introduced to the marketplace and will be supported by three product assembly and regional distribution outlets.

Our fence products are used in a variety of applications and serve as security fencing at nonresidential, residential, and governmental facilities, including the following:

  manufacturing and other industrial facilities;
  warehouses;
  schools;
  airports;
  correctional institutions;
  military facilities;
  recreational facilities;
  swimming pools; and
  dog kennels.

Our ornamental iron fences are commonly used for private and semi-private residential developments, apartment complexes, universities, parks, and various other applications.

In fiscal year 2005, approximately 48% of our Fence segment sales represented products we manufactured. The remaining fence products were purchased as finished goods from third parties for distribution. Purchases of finished fence products are primarily from domestic manufacturers.

Manufacturing. Our fence products are manufactured at seven facilities, six in the United States and one in Mexico. The primary manufactured product is chain link fabric. Three plants (Houston, Texas; New Paris, Indiana; and Statesville, North Carolina) employ the GAW process, in which the produced roll of chain link fabric is passed through molten zinc, which clings to the surface to protect against corrosion and enhance appearance. Chain link fabric is also produced at the Bladensburg, Maryland and Mexicali, Mexico facilities using a GBW process, in which already galvanized wire is, in the final manufacturing process, woven into finished fabric. Any of the five weaving facilities can also weave vinyl coated or aluminum coated wire into a finished fabric.

Chain link fence systems require framework (the pipe and tubing that become the fence posts and rails) and fittings (the hardware items that hold the fabric to the framework and provide decoration). We purchase and re-sell galvanized pipe and tubing for use in galvanized chain link fence systems. A vinyl coated chain link fence system requires us to apply such a coating to the purchased framework, a process performed primarily at our Brighton, Michigan facility. Fittings, both galvanized and vinyl coated, are produced by our ADC Manufacturing division in Harrison, Arkansas.

In addition to steel rod, which is the primary raw material for manufactured fence fabric, other raw materials include zinc, aluminum, vinyl pellets and vinyl powder.

Merchants Metals also manufactures various lines of ornamental fence systems. Produced from steel square tubing, these panels, gates, posts and hardware are fabricated by either a riveting or welding process, depending on style. These systems range from lightweight residential to heavy-duty commercial/industrial applications. Based on customer preference, the raw structural tubing can be either black steel or pre-galvanized, and once fabricated, all panels and other components are powder coated with a long-lasting polyester finish, offered in a variety of colors.

Our cost reduction initiatives begun in 2002 reduced the total Fence segment manufacturing network from nine plants to the seven plants mentioned above. Three high-cost/underutilized plants were closed while a new, lower cost plant was established in Mexicali, Mexico to strengthen our position in the southwest and on the west coast of the United States. A new powder coating facility was installed in the Mexico plant to support a lower cost structure for ornamental iron fence production. A new galvanized wire operation has recently started production in Houston, Texas. It allows the Fence segment to produce galvanized wire (used in GBW products or as the raw material for vinyl-coated products) at a lower cost than current or anticipated purchase prices.

Marketing, Distribution and Sales; Principal Customers. Since 2002, we changed our Fence segment from being "product-driven" (i.e., chain link fencing for primarily nonresidential applications) to "market-driven." We established initiatives that, with every passing year, have allowed us to penetrate more segments of the entire fence market more effectively. Marketing professionals are now employed to develop and execute strategies that increase our presence in the growth segments of the market-ornamental, wood and PVC fencing, as well as access control. And although chain link fencing tends to be a nonresidential product, we have adopted a more aggressive approach to addressing the needs of the retail home centers, the channel in which most chain link products find their way to residential users.

Whether through retail home centers or our more traditional customer base of independent fence contractors and dealers, our customers expect us to have a nearby inventory of the products they need, even on short notice, as customers try to minimize their own inventory levels. Thus, an extensive national distribution network of 46 service centers and seven manufacturing facilities has been established, located in 30 states and Mexico. Most sales are principally based on individual job quotes with no long-term price guarantees. Although there can be some truckload deliveries from the plants directly to large customers, most sales happen because our service centers are close to the customer, allowing our sales force to rapidly meet the daily product needs of our customers. In addition, the network provides us with continuous, real-time information regarding market activity and customer preferences and trends. Only one competitor has a comparable distribution structure that can service the national needs of the fence marketplace.

Our sales force is comprised of regional managers, inside and outside sales personnel, distribution center managers and customer support representatives. Their objectives are to provide our customers with quality products at appropriate levels of service and to market the Company's full range of product offerings. Although the core of our customer base has been a network of 450 to 500 authorized dealers, efforts to further penetrate into other customer categories (e.g., retail home centers) are underway. Authorized dealers coordinate their marketing efforts with us and purchase a significant majority of their product from the Company. These non-exclusive authorized dealer arrangements do not provide fixed price arrangements. Volume rebate incentives are sometimes offered for achieving specified sales levels.

No customer accounted for more than 10% of our Fence segment revenues in fiscal year 2005.

Competition. Our major national competitors are Master Halco, Inc., Ameristar Fence Products, and Stephens Pipe & Steel, LLC. We believe that Master Halco, Inc. is the largest, full-line distributor of fence products in North America and has focused its business on both the retail home center distribution channel as well as the professional fence installer market. Ameristar Fence Products is, we believe, the largest domestic manufacturer of ornamental fence products, and Stephens Pipe & Steel, LLC is a manufacturer and distributor of galvanized and vinyl chain link fence products, gates, vinyl coated framework, and ornamental steel fencing. We also compete with a number of other regional competitors.

Although the ability to sell fence products at a competitive price is an important competitive factor, we believe other factors, such as perceived quality of product and services, including the ability to deliver products to customers quickly, are also important to our fence customers. Although our Fence segment has historically been able to pass along most increases in steel costs to customers, market activity and competitive pressures can impact the extent to which such price increases are achieved.

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

Employees

As of March 15, 2006, we had approximately 2,500 full time employees. We are a party to two collective bargaining agreements. These agreements are with two unions, and as of March 15, 2006, a total of 50 employees were represented. The two collective bargaining agreements cover employees at the following facilities:

  Tampa, Florida; and
  Palisades Park, New Jersey.

The acquisition of Structural Reinforcement Products, Inc. ("SRP") on December 30, 2002 included the assumption of a workforce that has approved union representation. A collective bargaining agreement has not yet been signed. There are a total of 63 employees represented by the union.

We consider our relations with our employees and the unions to be good.

Item 1A. Risk Factors.

Most of our debt obligations mature in April 2007.

The Company has approximately $290.4 million of long-term debt and capital lease obligations outstanding as of December 31, 2005. By their terms, approximately $270.2 million of those obligations mature in April 2007.

The Company's credit facility requires that the Company refinance its $200 million of senior subordinated notes, which are due by their terms in April 2007, on or before December 15, 2006. If the Company fails to do so, such failure constitutes an "event of default" under the $150 million credit facility, which is also due in April 2007. As of December 31, 2005 and March 29, 2006, approximately $70.2 million and $57.8 million were outstanding under the credit facility. Outstanding letters of credit totaled $11.9 million at March 29, 2006.

In December of 2005, both Standard & Poor's and Moody's Investor Services acknowledged the need for MMI to address the refinancing of the senior subordinated notes. Neither ratings agency changed its rating on the senior subordinated notes. Standard & Poor's changed its corporate credit rating outlook from stable to negative and indicated that rating would be lowered from B- to CCC+ and the negative outlook retained if the Company did not have a plan in place to refinance its notes by the end of June 2006. Moody's Investors Service placed the debt ratings on review for possible downgrade to reflect difficulties in maintaining margins in certain product lines and to reflect the need to refinance the senior subordinated notes. As of March 30, 2006, the senior subordinated notes were rated CCC by Standard & Poor's and Caa2 by Moody's Investor Services.

If an event of default under the credit facility were to occur, the lender may, among other remedies, accelerate the required repayment of the outstanding borrowings under the credit facility. An acceleration of the amounts due under the credit facility would result in a default under the senior subordinated notes, in which case, the notes could become immediately due and payable. Absent additional or replacement debt or equity financing, the Company would be unable to repay the balances expected to be then outstanding under the credit facility and senior subordinated notes if such an event of default were to occur. In such case, the lenders under the credit facility would, among other courses of action, be entitled to take possession of and dispose of the assets held as collateral in order to satisfy the Company's obligation under the credit facility.

While MMHC and the Company plan to either refinance the credit facility and the senior subordinated notes or otherwise restructure their capitalization before December 15, 2006, there can be no assurance that such efforts will be successful.

Our substantial leverage may impair our financial condition and prevent us from fulfilling our obligations.

We have a substantial amount of debt. As of December 31, 2005, our total debt was $290.4 million and we had the availability to borrow an additional $54.1 million under our credit facility.

Our substantial debt could have important consequences, including:

  making it more difficult for us to satisfy our obligations with respect to our debt;
  increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;
  limiting our ability to realize expected cost savings and operational improvements;
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
  requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;
  exposing us to risks inherent in interest rate fluctuations because borrowings under our credit facility are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates;
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
  placing us at a competitive disadvantage compared with our competitors that have less debt.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

The indenture governing our notes and our credit facility contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The credit facility and the senior subordinated notes indentures restrict, among other things, our ability and the ability of our restricted subsidiaries to:

  borrow money;
  incur liens;
  pay dividends or make other distributions;
  make other restricted payments and investments;
  issue preferred stock;
  enter into transactions with affiliates;
  merge or consolidate; and
  transfer or sell assets.

In addition, our credit facility requires us to satisfy a minimum fixed charge coverage ratio test. Events beyond our control, including changes in general economic and business conditions, may affect our ability to comply with the covenants in our debt instruments. A breach of any of these covenants would result in a default under our credit facility and the senior subordinated notes indenture. If an event of default under our credit facility occurs, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable. If the debt under our credit facility and senior subordinated notes indenture is accelerated, we cannot assure that we would have sufficient assets to pay amounts due under the credit facility, the senior subordinated notes or other debt then outstanding.

We will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other matters that are beyond our control. For example, a need to stock higher levels of inventory could increase our working capital needs. We cannot assure that our business will continue to generate cash flow from operations at current levels or that our cash needs will not increase. If we are unable to generate sufficient cash flow from operations in the future to service our debt and to meet our other needs, we may have to refinance all or a portion of our existing debt or obtain additional financing or reduce expenditures that we deem necessary to our business. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Our debt obligations under our revolving credit facility are at variable rates of interest, which exposes us to interest rate risk. Because we have only entered into an interest rate hedging instrument with respect to $15 million of borrowings under our credit facility, if interest rates rise, interest expense on our variable rate indebtedness will increase, decreasing earnings and cash flow. In 2006, absent any additional business acquisitions, the average month-end balance of this facility is anticipated to be in the range of approximately $65 million to $70 million. Based on this estimated range, a one percent change in the interest rate would cause a change in annual interest expense of approximately $0.7 million. A one percent change in the interest rate in fiscal year 2005, would have caused a change in interest expense of approximately $0.9 million.

Our industry is cyclical, and changes in demand for construction products and services have a material impact on our sales and profitability.

Our products are used in the commercial, infrastructure and residential construction industries. These industries are cyclical, and changes in demand for construction services have a material impact on our sales and profitability. Construction activity can decline because of many factors we cannot control, such as weakness in the general economy, a decrease in government spending at the federal and state levels, interest rate increases and changes in banking and tax laws. Any decline in economic activity as a result of these factors typically results in a decline in new construction, which could result in a decline in our sales volume and profitability.

In particular, we estimate that approximately 70% of our 2005 sales were generated in the nonresidential building and public construction markets. According to the Portland Cement Association, nonresidential building construction spending declined by approximately 30% between 2000 and 2003. This severe decline had a material impact on our financial results during this period. Although nonresidential building construction activity has since resumed growth, we cannot predict with accuracy the timing, extent and duration of future economic or building construction and industry cycles.

Weather causes our operating results to fluctuate and could adversely affect the demand for our products and decrease our revenues.

Our operating results tend to fluctuate from quarter to quarter because, due to weather, the construction industry is seasonal in most of North America, which is where almost all of our sales are made. Demand for our products generally is higher in the spring and summer when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters.

Adverse weather, such as unusually prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could limit construction activity over wide regions of the country. For example, an unusually severe hurricane season, such as occurred in 2005, can lead to reduced construction activity, and an unusually severe winter can magnify the seasonal decline in our revenues and earnings during the winter months. Although weather conditions have not historically had a material long term effect on our results of operations, sustained extreme adverse weather conditions could have a material adverse effect on our business, financial condition and results of operations.

The price and availability of our raw materials may fluctuate, which could adversely impact our results of operations.

Our principal raw material is low-carbon steel rod, which comprised approximately one-third of our cost of goods sold in fiscal 2005. Any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations. A decrease in our volume of raw material purchases could also result in our being unable to secure volume purchase discounts that we have received in the past, which would reduce our profitability and cash flows from operations and thus jeopardize our ability to service debt obligations and obtain additional financing to grow our business. Additionally, during periods of declining steel rod prices, customers tend to defer purchases of our products in anticipation of future price decreases, which could adversely affect our results of operations and financial condition.

Approximately one-half of our supply of steel rod is obtained from overseas sources. Our ability to continue to acquire steel rod from overseas sources on favorable terms may be adversely affected by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes and other import limitations, resulting in an increase in our cost of sales. Anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. In addition, several countries are subject to a high tariff which effectively prohibits them from shipping steel rod into the United States.

The markets in which we compete are highly competitive and our failure to effectively compete could erode our market share.

While we believe that our purchasing power, our nationwide distribution network and marketing capabilities and our manufacturing efficiency allow us to competitively price our products, our failure to do so could result in erosion of our market share and negatively impact our cash flows from operations. We compete against a number of other companies, some of whom have substantially greater financial resources. We may not be able to compete successfully against current and future competition, and we cannot assure you that the current and future competitive pressures faced by us will not adversely affect our profitability and performance.

We may not realize or continue to realize the cost savings that we have achieved or anticipate achieving from improving our cost structure and enhancing our marketing efforts.

Beginning in 2002, we embarked on a multi-year plan to improve our cost structure, which included rationalizing our plant and distribution network, upgrading our machinery and equipment profile and improving plant efficiencies, and to enhance our marketing efforts. Our future cost savings expectations with respect to these initiatives are necessarily based upon a number of underlying estimates and assumptions, which may or may not prove to be accurate. In addition, these underlying estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond our control.

Political and economic conditions in Mexico could adversely affect us.

As part of our manufacturing cost improvement programs, we established a new, lower cost plant in Mexicali, Mexico. The continued success of our operations in Mexico will depend on numerous factors, many of which will be beyond our control, including our inexperience with operating in Mexico or abroad, general economic conditions, currency fluctuations, restrictions on the repatriation of assets, compliance with Mexican laws and standards and political risks.

Our principal stockholders could exercise their influence over us to the detriment of others.

As a result of their stock ownership of our parent, MMHC, Court Square Capital, Limited ("Court Square"), an affiliate of CVC, and certain of its affiliates exercise significant influence over our management. Court Square and its affiliates own 49.5% of the total voting power of MMHC. In addition, such persons may unilaterally elect, at any time, to convert their stock into stock of another class and by so doing represent 82% of the total voting power of MMHC. The interests of Court Square and its affiliates as equity owners of MMHC may differ from the interests of others and, as such, they may take actions which may not be in the interest of others. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Court Square and its affiliates might conflict with interests of the holders of notes. Court Square and its affiliates might also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even those these transactions might involve risks to a holder of notes. In addition, pursuant to a stockholders' agreement, certain stockholders have agreed to vote their stock so that two members of the board of directors of MMHC are selected by Court Square together with its affiliates. Currently, there are four members of the board of directors of MMHC and one vacancy.

We depend on our key personnel for our success, and the loss of their services could have a negative impact on our business.

The loss of the services of one or more of our executive officers and other key employees could adversely affect our business, financial condition, results of operations or prospects. Our success will depend, in large part, on the efforts, abilities and experience of those persons. We do not have key man insurance on any of our executive officers. The departure of any of our key employees could adversely change the nature of our relationship with key customers and employees.

We may incur environmental liability, which could adversely impact our operations.

The presence of environmental contamination, or the failure to properly clean it up, may adversely affect our ability to sell, lease or operate our properties or to borrow funds. We are subject to extensive and changing federal, state and local environmental laws and regulations relating to, among other things, the storage, handling, generation, treatment, emission, release, discharge and disposal of hazardous substances and wastes. Compliance with these environmental laws and regulations increases our costs of doing business and the failure to comply with such environmental laws and regulations could result in the imposition of fines and penalties. In addition, environmental laws and regulations frequently change, making it difficult for us to predict the future impact of environmental laws and regulations on our operations. As an owner and operator of real estate, we may be liable under applicable environmental laws for cleanup and other costs and damages resulting from past or present spills or releases of hazardous or toxic substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of such substances on our property, and, in some cases, may not be limited to the value of the property. Currently, we have no remediation obligations at any property we own or lease. We have been identified as a potentially responsible party at various Superfund sites as a result of the off-site disposal of hazardous wastes. At all of these sites, we are a de minimus contributor of wastes.

We believe that our facilities are currently in substantial compliance with applicable environmental laws and regulations. However, new material environmental liabilities may be discovered or the enactment of new environmental laws or regulations or changes in existing laws or regulations may require significant expenditures by us. Internally generated funds or other sources of liquidity and capital may not be available or sufficient to fund such unforeseen environmental liabilities.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results.

We will be required to certify that we maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002 as of the end of our 2007 fiscal year. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor and other professional fees during the implementation of these changes and thereafter.

In connection with the preparation of our fiscal 2005 financial statements, we determined that a lack of appropriate reconciliation procedures related to the deferred income tax accounts in place prior to the fourth quarter of 2005 constituted a material weakness in internal controls at that time. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Because we implemented improved reconciliation procedures related to the deferred income tax accounts in the fourth quarter of 2005, we were able to conclude that the material weakness that existed previously ceased to exist as of the end of fiscal 2005. However, if our independent auditors were to determine that this material weakness were to still exist, if another new weakness or related deficiency were to develop or if we were otherwise unable to achieve and maintain effective internal controls on a timely basis, management would not be able to conclude that we have effective internal control over financial reporting for purposes of Section 404 of the Sarbanes Oxley Act of 2002. In addition, our independent auditors would not be able to certify as to the effectiveness of our internal control over financial reporting when we are required to obtain this certification beginning with our annual report for fiscal 2007. This may subject us to adverse regulatory consequences or could cause investors to lose confidence in the reliability of our financial statements, which could have an adverse impact on the trading price of the notes.

Our products involve risks of personal injury and property damage, which exposes us to potential liability.

Our products are used in the construction of buildings, roads, bridges, runways and sewage and drainage projects, and defects in our products could result in claims for personal injury or death and property damage. While we maintain insurance to cover these claims, we cannot give any assurance that existing or future claims will not exceed our insurance coverage. In addition, we cannot give any assurance that third-party insurance will continue to be available to us on economically reasonable terms. Claims brought against us that are not covered by insurance could have a material adverse effect on our operating results and financial condition.

Item 1B. Unresolved Staff Comments.

None.

WHERE YOU CAN FIND MORE INFORMATION

We file (File No. 333-29141) annual, quarterly and special reports and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC's public reference room, at 100 F Street, N.E., Washington, D.C., 20549, as well as at public reference rooms in New York, New York and Chicago, Illinois. Please call (800) SEC-0330 for further information on the public reference rooms. Our filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov. Our website is http://www.mmiproductsinc.com. Materials from our website and other websites mentioned in this document are not incorporated by reference in this document. If you are viewing this document in electronic format, each of the URLs mentioned in this document is an inactive text reference only.

Item 2. Properties.

Our principal executive offices (including the headquarters for the welded wire reinforcement division) and Fence segment headquarters are located in 39,000 and 20,000 square feet, respectively, of leased space in Houston, Texas. The headquarters for the concrete accessories division is located in 14,000 square feet of leased space in Tampa, Florida.

Our operating facilities consist of two categories, manufacturing plants and distribution centers. We own the majority of the manufacturing plants, whereas the majority of distribution centers are leased from third parties. The following table sets forth the general information of each of our facilities by operating segment as of March 15, 2006:

Concrete Construction Products Manufacturing Plants	State/Country	Square Feet (1)
Ft. Worth - Owned	Texas	162,000
Jacksonville - Owned	Florida	158,000
St. Joseph - Owned	Missouri	157,000
Houston - Leased	Texas	150,000
Houston - Owned/Leased	Texas	137,000
Kingman - Owned	Arizona	109,000
Hazleton - Owned	Pennsylvania	98,000
Pompano Beach - Owned	Florida	93,000
Tampa - Owned	Florida	78,000
Hazleton - Leased	Pennsylvania	77,000
Converse - Leased	Texas	72,000
Tampa - Owned/Leased	Florida	55,000
Mexicali - Leased (2)	Mexico	39,000
Total Concrete Construction Products Manufacturing Plants		1,385,000
Fence Manufacturing Plants
Bladensburg - Leased	Maryland	152,000
Houston - Owned	Texas	142,000
Mexicali - Leased (2)	Mexico	116,000
Harrison - Owned	Arkansas	83,000
Statesville - Owned	North Carolina	74,000
New Paris - Owned	Indiana	72,000
Brighton - Leased	Michigan	66,000
Total Fence Manufacturing Plants		705,000
Distribution and Other Facilities
Concrete Construction Products Distribution Centers (3)	13	464,000
Concrete Construction Products Engineering Centers - Leased	California, Florida & Texas	6,000
Fence Distribution Centers (3)	30	632,000

______________

(1) Does not include square footage of outside storage and other outdoor areas.

(2) Shared manufacturing plant between Concrete Construction Products and Fence Segments.

(3) The majority of distribution centers are leased properties.

Each of our owned plants and facilities has been mortgaged as security under credit agreements.

Item 3. Legal Proceedings.

We are involved in various claims and lawsuits incidental to our business. We do not believe these claims and lawsuits in the aggregate will have a material adverse affect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Not applicable.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial data derived from our audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes to the consolidated financial statements, included on pages 43 through 68 of this report.

	Fiscal Year
	(In thousands)
	2005	2004	2003	2002	2001
Income Statement Data: (1)
Net sales	$ 721,431	$ 673,904	$ 516,025	$ 515,539	$ 514,176
Cost of sales (2)	593,607	519,369	426,105	416,277	406,858
Gross profit (2)	127,824	154,535	89,920	99,262	107,318
Selling, general and administrative expense (2)	90,054	85,737	69,861	69,363	64,360
Goodwill impairment (3)	17,258	--	--	--	--
Other (income) expense, net	(296)	3,458	3,198	7,904	306
Income before interest and income taxes (3)	20,808	65,340	16,861	21,995	42,652
Interest expense	31,261	29,383	28,377	25,606	25,189
Income (loss) before income taxes (3)	(10,453)	35,957	(11,516)	(3,611)	17,463
Provision (benefit) for income taxes	(892)	15,071	(4,401)	(1,311)	7,522
Net income (loss) (3)	(9,561)	20,886	(7,115)	(2,300)	9,941
Balance Sheet Data:
Cash	$ 5,380	$ 3,998	$ 3,529	$ 3,198	$ 2,767
Working capital	149,568	173,289	117,718	92,802	87,223
Property, plant and equipment, net	86,262	75,004	80,142	66,277	78,456
Total assets	374,944	393,484	326,885	280,486	287,058
Total debt, including current maturities (4)	290,402	306,661	277,472	226,224	218,295
Stockholder's equity (deficit) (5)	(7,537)	2,171	(25,104)	(18,678)	(10,386)
Cash Flow Data:
Net cash (used in) provided by operating activities	$ 41,142	$ (15,833)	$ (16,886)	$ 10,057	$ 29,606
Net cash used in investing activities	(13,894)	(11,019)	(20,597)	(11,191)	(6,327)
Net cash (used in) provided by financing activities	(25,866)	27,321	37,814	1,565	(23,527)
Cash dividends (5)	--	--	--	5,516	16,142
Other Financial Data:
Depreciation	$ 11,761	$ 12,509	$ 11,459	$ 11,138	$ 11,122
Amortization (6)	553	540	476	462	2,719
Capital expenditures	14,941	8,960	6,229	5,510	4,605
Cash interest expense (7)	29,415	27,647	26,957	24,449	24,225

_______________

  Includes historical results of operations, from the date of acquisition, of the net assets acquired pursuant to the acquisitions of SRP (2003), Page Two, Inc. and Kewe 3, Inc. (2001).
  Certain reclassifications were made to the historical financial results in order to conform to the 2005 presentation. Costs relating to Company operated vehicles that deliver products to customers, which were previously included in selling, general and administrative expense, were reclassified to costs of sales. This reclassification decreased selling, general and administrative expense and increased cost of sales by $12.7 million, $11.6 million, $9.8 million and $9.6 million for fiscal year 2004, 2003, 2002 and 2001, respectively.
  In fiscal 2005, the Company recognized a $17.3 million ($14.8 million, net of tax) expense for the impairment of goodwill related to its fence business.
  An event of default under the Company's revolving credit facility ($70.2 million outstanding at December 31, 2005) would occur if the senior subordinated notes are not refinanced on or before December 15, 2006. An acceleration of the amounts due under the credit facility would result in a default under the senior subordinated notes ($200 million outstanding at December 31, 2005), in which case, the notes could become immediately due and payable.
  In fiscal years 2002 and 2001, $5.5 million and $16.1 million, respectively, were distributed to MMHC to pay down amounts owed under the MMHC credit facility. These dividends and those paid beginning in 1997 total $111 million of charges to MMI retained earnings.
  In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. If SFAS No. 142 was in effect for fiscal 2001, amortization expense would have been $435,000.
  Cash interest expense represents interest expense less amortization of deferred loan costs, bond premium and prepaid interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading manufacturer and distributor of building products used in the North American infrastructure, commercial and residential construction industries. For the year ended December 31, 2005, we believe approximately 70% of our total net sales were for nonresidential applications. Our products are segregated into two reporting segments: Concrete Construction Products and Fence, which accounted for 53.3% and 46.7% of our total net sales, respectively, for the year ended December 31, 2005. No customer accounted for more than 10% of our consolidated net sales in fiscal year 2005.

Our Concrete Construction Products segment consists of two product lines-welded wire reinforcement and concrete accessories. Welded wire reinforcement serves as a structural grid for concrete construction used in building, road, bridge and sewage and drainage projects. This product line also includes our newly introduced concrete cable product, PC strand, which is used in pre-tensioned and post-tensioned concrete construction. The concrete accessories product line includes over 2,000 types of hardware accessories used in concrete construction activity, including precast, tilt-up and masonry applications; products used to position and install steel reinforcing bar; and welded steel reinforcing products. The products in our Fence segment include all types of galvanized and vinyl-coated chain link fence fabric, ornamental fencing, fittings and other related products. Within the Fence segment, we also distribute wood, vinyl and aluminum fence, pipe, tubing, access control equipment and other products that are primarily manufactured by third parties.

Seasonality and Cyclicality. Our products are used in the infrastructure, commercial and residential construction industries. These industries are both cyclical and seasonal. The highest level of sales and profitability generally occur during the times of the year when climatic conditions are most conducive to construction activity. Accordingly, sales will typically be higher in the second and third quarters and will be lower in the first and fourth quarters. In an effort to mitigate cyclical influences, we have implemented the following strategies to help offset the impact of any such downturns on our operating results and liquidity:

  increased our focus on products used in the infrastructure and commercial construction industries, which over the years have tended to have less cyclical volatility than the residential construction industry;
  positioned our Concrete Construction Products segment to benefit from anticipated increases in infrastructure spending; and
  expanded our distribution network to serve diverse areas of high population growth, as well as to limit the effects of any particular regional economic downturn.

Raw Materials. Our manufactured products are produced primarily from low-carbon steel rod. Because both of our business segments require large quantities of the same raw material, we purchase steel rod in significantly larger quantities than would be necessary if the business segments were part of independent enterprises. Because of such large volume purchases, we believe we realize meaningful cost savings. Since steel rod cost comprises a substantial portion of cost of goods sold (approximately one-third in fiscal year 2005), we believe such cost savings provide a competitive advantage.

Recent Performance

Fiscal 2004 demonstrated a significant recovery from the unfavorable market and competitive environment that existed through the majority of 2002 and 2003. Our 2004 profitability was favorably impacted by the ability to raise prices in response to the dramatic increases in the cost of steel and the concerns that then existed about the availability of steel. While historically we have generally been successful in passing along the steel cost price increases to our customers, market activity and competitive pressures have in the past and may in the future limit our ability to do so and could result in a negative impact on future levels of profitability. Those higher selling prices in 2004 were matched with costs of steel inventories that had been acquired at prices below the then current levels. As we entered 2005, we expected margins to decline as the higher cost of steel would be reflected in our cost of sales. Despite the anticipated decline in margins, we expected that the reduction in the gross profit dollars due to higher steel costs could be offset, in varying degrees, by increases in market activity, by an expansion of our product offerings in both product segments, by the benefits associated with a number of cost reduction programs, and by prices and steel costs remaining relatively stable. In the Fence segment, a combination of lower than expected pricing levels and significant delays in the implementation of important cost reduction programs resulted in a shortfall to our original 2005 profitability expectations.

During the first eight months of 2005, the price of steel purchases declined, only achieving a relative degree of stability in the later months of the year. We believe there were a number of principal reasons for the decline. Going into 2005, there were high inventory levels of steel rod held by producers as well as higher than normal inventory of the products manufactured from steel rod, held by both the manufacturers and their respective customers. This led to an inventory liquidation process through most of the first nine months of 2005. As well, the poor weather during the first four to five months of 2005 further contributed to the lowering of market demand. A somewhat slower pace of economic activity and delays in some sources of funding for non-residential construction projects only exacerbated the weaker market environment. Collectively, all these factors played a role in lowering the overall demand for our products well below expectations, and, for fence and welded wire reinforcement products, even lower than in 2004 through the first three quarters of 2005. During the fourth quarter of 2005, steel costs were generally stable and the volume of activity in our markets began to demonstrate increases, reflecting the continued improvement in economic conditions, primarily for non-residential construction activity.

Expected margins for 2005 were also dependent upon cost saving and expansion projects resulting from the installation of machinery and equipment early in 2005. We had anticipated annualized cost reductions in the range of approximately $5 million to $7 million from these investments in equipment and through the application of more rigorous management processes. Significant equipment supplier delays, however, did not allow us to put these machines into service until late in the third quarter. As a result, a majority of these annualized cost reduction benefits were delayed into 2006.

Outlook

We believe the overall economic outlook is relatively favorable. We anticipate real GDP growth, greater cement consumption, and improved spending in the key construction markets we serve, namely non-residential buildings and public construction. The impact of spending in the aftermath of hurricanes, the relatively favorable status of state budgets, and the new federal highway legislation are all factors affecting the expected improvement in our end markets.

The competitive environment is expected to remain relatively stable in 2006. Going forward, we are optimistic that the successful implementation of the Fence segment's sales and marketing strategies and further improvements in its manufacturing and distribution costs will support an improvement in the Fence segment's operating results. Importantly, a full year's cost reduction benefit can be obtained from the capital projects that were already placed into service late in 2005. The Concrete Construction Products segment is well positioned to grow in volume and profitability as it expands its manufacturing capacity and geographic reach, continues its new products growth, and drives efficiencies in its manufacturing facility network.

Liquidity

The Company has approximately $290.4 million of long-term debt and capital lease obligations outstanding as of December 31, 2005. By their terms, approximately $270.2 million of those obligations mature in April 2007.

The Company's revolving credit facility includes a number of restrictive covenants. Among the various restrictive covenants provided for under the credit facility is a requirement that the Company refinance its $200 million of senior subordinated notes, which are due by their terms in April 2007, on or before December 15, 2006. If the Company fails to do so, such failure constitutes an "event of default" under our $150 million credit facility, which is also due in April 2007.

In December of 2005, both Standard & Poor's and Moody's Investor Services acknowledged the need for MMI to address the refinancing of the senior subordinated notes. Neither ratings agency changed its rating on the senior subordinated notes. Standard & Poor's changed its corporate credit rating outlook from stable to negative and indicated that rating would be lowered from B- to CCC+ and the negative outlook retained if the Company did not have a plan in place to refinance its notes by the end of June 2006. Moody's Investors Service placed the debt ratings on review for possible downgrade to reflect difficulties in maintaining margins in certain product lines and to reflect the need to refinance the senior subordinated notes. As of March 30, 2006, the senior subordinated notes are rated CCC by Standard & Poor's and Caa2 by Moody's Investor Services.

If an event of default under the credit facility were to occur, the lender may, among other remedies, accelerate the required repayment of the outstanding borrowings under the credit facility. An acceleration of the amounts due under the credit facility would result in a default under the senior subordinated notes, in which case, the notes could become immediately due and payable. Absent additional or replacement debt or equity financing, the Company would be unable to repay the balances expected to be then outstanding under the credit facility and senior subordinated notes if such an event of default were to occur. In such case, the lenders under the credit facility would, among other courses of action, be entitled to take possession of and dispose of the assets held as collateral in order to satisfy the Company's obligation under the credit facility.

While MMHC and the Company plan to either refinance the credit facility and the senior subordinated notes or otherwise restructure their capitalization before December 15, 2006, there can be no assurance that such efforts will be successful. The Company expects that it will be able to maintain compliance with the other provisions in the credit facility during 2006.

During 2005, liquidity, as measured by the average month-end excess availability under the credit facility, was $41.8 million. At March 29, 2006, excess availability was $66.0 million. Based on the Company's expectations for 2006 operations, we anticipate the month-end excess availability to be approximately $60 million during 2006, which we believe will be sufficient to fund our capital investment program and our working capital and debt service requirements, absent an event of default as discussed above.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation processes generally relate to potential bad debts, damaged and slow moving inventory, health care and workers compensation claims, the value of long-lived assets, including goodwill, and other intangible assets. We base our judgments on historical experience and various other assumptions we believe to be reasonable under the circumstances. These judgments result in the amounts shown as carrying values of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ materially from our estimates.

We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements.

Revenue Recognition; Allowance for Doubtful Accounts. Revenue is recognized from product sales and used rental equipment sales when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collection is probable. Rental revenues are recognized ratably over the terms of the rental agreements. We maintain an allowance for doubtful accounts receivable by providing for specifically identified accounts where collection is questionable and an allowance based on the aging of the receivables, giving consideration to historical experience and current trends. A change in experiences or trends could require a material change in our estimate of the allowance for doubtful accounts in the future.

Inventory Valuation. Inventories are valued at the lower of first in, first out ("FIFO") cost or market. Inventory cost includes the cost of the purchased products or raw materials (including inbound freight), and the direct labor and overhead associated with the production of a manufactured product. Shipping costs associated with the movement of inventory from a manufacturing facility to a distribution location are included as an element of the distribution location's inventory cost.

A valuation allowance for damaged and slow moving inventory is established based on individual product activity, giving consideration to historical experience and current trends. The valuation adjustment is the recorded cost of the inventory minus its estimated realizable value.

The Company has a supply arrangement whereby certain raw materials ordered under non-cancelable fixed price purchase commitments are held on consignment at third-party warehouses or in segregated areas at Company locations. Such inventory is the supplier's consigned inventory and therefore is not recorded on the Company's balance sheet. The consigned inventory can be transferred to the Company at the supplier's option. This obligation is recorded by the Company upon such transfer, at which time the Company will have title to the inventory.

Workers' Compensation and Health Care Self-Insurance Reserves. We accrue estimated liabilities for workers' compensation claims expense and claims incurred but not reported under our self-insured health care program. These accruals are based on claims data and valuations that reflect our best estimate of the ultimate expense, which considers current and historical claims development experience. A change in the current or historical trends could require a material change in our estimate for this accrued liability in the future.

Goodwill Impairment Assessment. We review the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying values may not be recoverable. The review for impairment requires the use of forecasts, estimates, and assumptions as to the future performance of our operations. Actual results could differ from forecasts resulting in a revision of our assumptions and, if required, could result in recognizing an impairment loss in a future period. In determining the fair value of each reporting unit, the Company estimates fair value by applying a range of market multiples to an average estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA"). In the event the carrying value exceeds the estimated fair value, the Company determines the implied value of the goodwill to assess any potential goodwill impairment. If such impairment exists, the excess carrying value is written off as an impairment expense.

Asset Impairment. We evaluate the recoverability of our long-lived assets that are held-for-use whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets is determined based on a comparison of the estimated future undiscounted cash flows related to such assets to their carrying values. If the carrying value of such assets exceeds the future undiscounted cash flows, the carrying value of the related assets would be reduced to their estimated fair value. Estimating future undiscounted cash flows requires the use of forecasts, estimates, and assumptions as to the future performance of our operations. Any changes in these estimates or assumptions could result in an impairment charge in a future period. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less any costs to sell the asset.

Recent Accounting Standards. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4", to clarify the accounting for abnormal inventory costs and the allocation of fixed production overhead costs. SFAS No. 151 will be effective for inventory costs incurred beginning in fiscal year 2006. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

General

The following is an analysis of our financial condition and results of operations. You should read this analysis in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements included on pages 43 through 68 of this report.

Certain reclassifications were made to the 2004 and 2003 financial statements in order to conform to the 2005 presentation. Costs relating to company-operated vehicles that deliver products to customers, which were previously included in selling, general and administrative expense, were reclassified to cost of sales. This reclassification decreased selling, general and administrative expense and increased cost of sales by $12.7 million and $11.6 million for fiscal years 2004 and 2003, respectively. This reclassification decreased Concrete Construction Products segment selling, general and administrative expense and increased Concrete Construction Products segment cost of sales by $1.5 million and $1.0 million for fiscal years 2004 and 2003, respectively. This reclassification decreased Fence segment selling, general and administrative expense and increased Fence segment cost of sales by $11.2 million and $10.6 million for fiscal years 2004 and 2003, respectively.

Results of Operations for Fiscal 2005 Compared to 2004

Net sales

	2005	2004	Increase (Decrease)
Concrete Construction Products	$384,408	$341,105	$43,303
Percent of total net sales	53.3%	50.6%	2.7%
Fence	$337,023	$332,799	$4,224
Percent of total net sales	46.7%	49.4%	(2.7)%
Total net sales	$721,431	$673,904	$47,527

Consolidated net sales for fiscal 2005 increased $47.5 million, or 7.1%, to $721.4 million, as compared to $673.9 million for fiscal 2004. The majority of the increase was due to volumes of products sold in the concrete accessories product line included in the Concrete Construction Products segment and in the Fence segment. Price increases, principally in the first quarter of 2005 as compared to the same period in 2004, in the welded wire reinforcement product line included in the Concrete Construction Products segment also contributed to the sales increase. Although market activity was down early in the year due in large part to poor weather, sales volumes were at increased levels in relation to 2004 throughout the remainder of the year. Contributing to the volume increases were geographic expansion, new products, and capacity expansion (primarily new equipment for the welded wire reinforcement product line). Fence segment volumes improved in the second half of the year as compared to 2004, however, pricing for fence products declined as the year progressed.

Concrete Construction Products

Net sales in the Concrete Construction Products segment for fiscal 2005 increased $43.3 million, or 12.7%, to $384.4 million, as compared to $341.1 million in fiscal 2004 due to the relatively comparable impact from the increases in the volume and prices of products sold. The pricing environment became more difficult as 2005 progressed in response to declines in steel pricing and the impact of competitive market conditions. Volume increases in 2005 were attributable primarily to geographic expansion and new products in the concrete accessories product line, new production capacity in the welded wire reinforcement product line, and the introduction of a new product line, PC strand, in the second half of the year.

Fence

Net sales in the Fence segment for fiscal 2005 increased $4.2 million, or 1.3%, to $337.0 million, as compared to $332.8 million for fiscal 2004. Programs to grow the segment's share of the market in wood, ornamental, and PVC fencing were major contributors to an increase in volume in 2005. Despite the volume increase in these product categories, there was a relatively small increase in overall sales dollars due to lower volumes sold of manufactured chain link fence fabric and price declines, primarily in chain link fence fabric and ornamental steel products.

Gross profit

	2005	2004	Decrease
Concrete Construction Products	$70,397	$74,162	$(3,765)
Percent of segment net sales	18.3%	21.7%	(3.4)%
Fence	$57,427	$80,373	$(22,946)
Percent of segment net sales	17.0%	24.2%	(7.2)%
Total gross profit	$127,824	$154,535	$(26,711)
Percent of total net sales	17.7%	22.9%	(5.2)%

Consolidated gross profit for fiscal 2005 decreased $26.7 million, or 17.3%, to $127.8 million, as compared to $154.5 million for fiscal 2004. The key factors in the gross profit decline from 2004 were price declines for fence products and higher costs for steel used in our manufactured products or purchased for resale. In 2004, gross profit levels benefited as our price increases to customers, based on dramatically rising steel costs, were initially matched against then existing product inventories that included lower costs of steel purchased in prior periods.

Gross profits are not reduced by the costs of our distribution networks. These expenses represent the costs associated with maintaining and operating the warehousing functions of our distribution locations and are included as a component of selling, general and administrative expenses. The resulting gross margins may therefore not be comparable with those entities that include such expenses in cost of sales.

Concrete Construction Products

Gross profit in the Concrete Construction Products segment for fiscal 2005 was $70.4 million, a $3.8 million, or 5.1%, decrease as compared to gross profit of $74.2 million in fiscal 2004. The decrease was due primarily to the increase in steel costs and inflation in other costs, including freight costs. The gross profit from increased sales volumes of concrete accessories products offset much of the increased cost factors. Cost savings attributed to the purchase and installation of more efficient machinery and improved processes also contributed.

Fence

Gross profit in the Fence segment for fiscal 2005 was $57.4 million, a $22.9 million, or a 28.6%, decrease as compared to gross profit of $80.4 million in 2004. The gross margin decreased from 24.2% in fiscal 2004 to 17.0% in fiscal 2005 due primarily to price declines resulting from competitive market dynamics, increases in material costs, other cost inflation factors and by supplier delays in putting new equipment into operation. Lower sales volumes of manufactured chain link fence fabric (particularly during the first five months of the year) and ornamental fence panels adversely impacted the absorption of fixed manufacturing plant costs by approximately $3.8 million and therefore reduced gross margin. Increased sales of other, mostly purchased products was a positive factor for the business but nonetheless contributed to lower gross margins because the margins on distributed products are generally less than those on manufactured products.

Selling, general and administrative expenses

	2005	2004	Increase (Decrease)
Concrete Construction Products	$35,386	$30,370	$5,016
Percent of segment net sales	9.2%	8.9%	0.3%
Fence	$54,668	$55,367	$(699)
Percent of segment net sales	16.2%	16.6%	(0.4)%
Total selling, general and administrative expenses	$90,054	$85,737	$4,317
Percent of total net sales	12.5%	12.7%	(0.2)%

Consolidated selling, general and administrative expense for fiscal 2005 increased $4.3 million, or 5.0%, to $90.1 million, as compared to $85.7 million for fiscal 2004 but as a percentage of net sales remained relatively constant. The increase was due primarily to the opening of new distribution locations and growth in the sales, marketing and administrative support staffs. Decreases of $2.8 million in incentive compensation and $2.1 million in lower bad debt expenses were the primary offsets to the increases.

Concrete Construction Products

Selling, general and administrative expense in the Concrete Construction Products segment in fiscal 2005 was $35.4 million, a $5.0 million, or 16.5%, increase as compared to selling, general and administrative expense of $30.4 million in fiscal 2004. As a percent of segment net sales, selling, general, and administrative expense remained relatively unchanged in fiscal 2005 as compared to fiscal 2004. The general expansion of sales, marketing, distribution and administrative functions to support the increased sales activity, principally in the concrete accessories product line, was the major factor in the expense increase. The opening of new distribution locations in Orlando, Florida, Cincinnati, Ohio, and the San Francisco Bay area since the first half of 2004 also contributed $1.0 million to the increase in costs. A $1.0 million reduction in incentive compensation expense and lower bad debt expense of approximately $800,000 were the primary offsets to the increases.

Fence

Selling, general and administrative expense in the Fence segment in fiscal 2005 was $54.7 million, a $0.7 million, or 1.3%, decrease as compared to selling, general and administrative expense of $55.4 million in fiscal 2004. As a percent of segment net sales, selling, general, and administrative expense decreased by less than one percentage point in fiscal 2005 as compared to fiscal 2004. Higher distribution and selling expenses due to increases in the volume of products sold, increased marketing and administrative support expense, and the opening of a new distribution location in Anchorage, Alaska, were the primary causes for increases in these expenses. However, an overall expense reduction occurred due primarily to decreases in incentive compensation of $1.8 million and lower bad debt expenses of $1.3 million.

Goodwill Impairment

Fence

In performing the annual review of goodwill as of December 31, 2005 as required by SFAS No. 142, "Goodwill and Other Intangible Assets", the Company determined that the debt free carrying value of the fence reporting unit's assets and liabilities, including goodwill, exceeded its estimated fair value.  The fence reporting unit's fair value was estimated by allocating an estimated enterprise fair value for the Company based on the fence reporting unit's contribution to the Company's average estimate of consolidated EBITDA. The enterprise fair value of the Company was estimated by applying a range of market multiples normally utilized in enterprise valuations for companies in the construction and building materials sector to an average estimate of consolidated EBITDA. The reduced valuation was primarily due to the lower relative contribution from the fence business's profitability to the Company's consolidated EBITDA. The analysis of the fair value of the fence reporting unit's assets and liabilities compared to the respective carrying value resulted in the impairment of the fence reporting unit's goodwill of approximately $17.3 million in fiscal 2005.

Other (income) expense, net

	2005	2004	Decrease
Concrete Construction Products	$426	$2,753	$(2,327)
Fence	(722)	705	(1,427)
Total other (income) expense, net	$(296)	$3,458	$(3,754)

Other income, net was $296,000 in fiscal 2005, a $3.8 million change from the $3.5 million of other net expense in fiscal 2004. The change was primarily due to restructuring related expenses and asset impairment charges incurred in 2004 of $3.3 million mainly associated with the now sold Baltimore, Maryland and Oregon, Ohio manufacturing facilities, and the move of certain manufacturing equipment to the Mexicali, Mexico manufacturing facility. Also in 2004, $1.0 million of direct costs related to possible business acquisitions were written off and was partially offset by a $0.9 million gain on sale of the closed Baltimore, Maryland facility. Also contributing to the reduced net expense in 2005 were increased prompt payment discounts in the Fence segment. Most of the net expense for 2005 in the Concrete Construction Products segment was due to an impairment charge related to certain equipment that was idled as a result of a new outsourcing arrangement.

Net income (loss)

	2005	2004	Increase (Decrease)
Income (loss) before interest and income taxes
Concrete Construction Products	$34,585	$41,039	$(6,454)
Percent of segment net sales	9.0%	12.0%	(3.0)%
Fence (1)	(13,777)	24,301	(38,078)
Percent of segment net sales	(4.1)%	7.3%	(11.4)%
Total	20,808	65,340	(44,532)
Percent of total net sales	2.9%	9.7%	(6.8)%
Interest expense	31,261	29,383	1,878
Income tax (benefit) expense	(892)	15,071	(15,963)
Net income (loss) (1)	$(9,561)	$20,886	$(30,447)
Percent of total net sales	(1.3)%	3.1%	(4.4)%

_______________

  In the fourth quarter of 2005, the Company recognized a $17.3 million ($14.8 million, net of tax) expense for the impairment of goodwill related to its fence business.

Interest expense. Interest expense increased $1.9 million, or 6.4%, to $31.3 million in fiscal 2005, as compared to $29.4 million in fiscal 2004, primarily due to the higher interest rates now being charged under the revolving credit facility. Effective May 3, 2005, the margin added to the Eurodollar and prime interest rates charged under the revolving credit facility was increased by 25 basis points and 12.5 basis points, respectively, as the debt to adjusted earnings ratio was greater than 4.0 when computed utilizing trailing twelve month results. Effective August 10, 2005, the margin added to the Eurodollar interest rate charged under the revolving credit facility was increased by an additional 75 basis points as the debt to adjusted earnings ratio was greater than 4.5 when computed utilizing trailing twelve month results. Subsequent to these changes, the actual margin added to the Eurodollar and prime interest rates charged under the revolving credit facility was 2.75% and .25%, respectively. These interest rate margins represent the maximum margin that can be charged under the revolving credit facility.

Income tax (benefit) expense. Income taxes decreased $16.0 million, or 105.9%, to a benefit of $0.9 million in fiscal 2005, as compared to $15.1 million of expense in fiscal 2004. The income tax benefit for 2005 was 8.5% of the pretax loss of $10.5 million (which includes a $17.3 million goodwill impairment). Approximately 63% of the goodwill impairment did not provide an income tax benefit. This non-deductible goodwill resulted from business acquisitions made in years prior to 2000 in which the capital stock of the acquired business was purchased. Absent the impact of the goodwill impairment, the effective tax rate in 2005 would have been 24.5% as compared to a 41.9% effective tax rate in 2004.

In 2005, a $772,000 increase in tax expense was recognized to provide a valuation allowance for certain state tax benefits that may not be realized. In the fourth quarter of 2005, the Company recognized a deferred tax benefit of $825,000 to adjust certain deferred tax liabilities recognized in prior years. The Company also recognized a $514,000 federal tax benefit in 2005 to adjust for the impact of certain state tax benefits recognized in prior years. In 2004, the Company recognized state and local income tax expense of $563,000 to adjust certain state tax benefits recognized in prior years.

Results of Operations for Fiscal 2004 Compared to 2003

Net sales

	2004	2003	Increase (Decrease)
Concrete Construction Products	$341,105	$224,551	$116,554
Percent of total net sales	50.6%	43.5%	7.1%
Fence	$332,799	$291,474	$41,325
Percent of total net sales	49.4%	56.5%	(7.1)%
Total net sales	$673,904	$516,025	$157,879

Consolidated net sales for fiscal 2004 increased $157.9 million, or 30.6%, to $673.9 million, as compared to $516.0 million for fiscal 2003. The majority of the increase was due to price adjustments made in light of the increased cost, primarily for steel rod, and additionally in the fence business, for steel pipe and tubing and galvanized wire. Improvements in market activity and market share also contributed to increases in sales volumes in 2004 as compared to 2003. Improvements in production capabilities, customer service, and new product introductions all contributed to the market share increases.

Concrete Construction Products

Net sales in the Concrete Construction Products segment for fiscal 2004 increased $116.6 million, or 51.9%, to $341.1 million, as compared to $224.6 million for fiscal 2003, due to increased price and volume levels. The higher price levels, which contributed approximately $80 million to the net sales increase, primarily reflect the pass-through of increased costs for steel rod. Net sales increased approximately $36.5 million from volume gains resulting from improved market activity and increases in market share, supported by new production equipment installed in the second half of 2003. Strategic initiatives to emphasize the sale of higher valued added products and to improve the breadth of our product offerings also contributed to the volume change in net sales. Sales from the establishment of new concrete accessories distribution facilities in New England and the Pacific Northwest late in 2003 and in Florida in August 2004 also contributed to the market share increase. Market activity in 2004 was favorably impacted by a stronger nonresidential construction market resulting from improved economic conditions, declining office vacancy rates and increasing factory capacity utilization rates. Volume in 2003 was burdened by a slow first half when the volume of concrete construction products sold was adversely impacted by a slowdown in activity resulting from severe winter weather and an increased level of economic uncertainty.

Fence

Net sales in the Fence segment for fiscal 2004 increased $41.3 million, or 14.2%, to $332.8 million, as compared to $291.5 million for fiscal 2003, due primarily to higher pricing implemented to cover increased costs of steel rod, steel pipe and tubing and galvanized wire, the primary materials included in chain link fence systems. In 2004, on average, prices for chain link fence system related products were approximately 40% higher than in 2003. For the full year 2004, the volume of fence segment net sales declined in relation to 2003. In the first half of 2004, Fence segment sales volumes were higher than in the comparable period of 2003, however, beginning in June and continuing through the fourth quarter of 2004, sales volumes were lower than in 2003. Because of rapidly rising steel prices and concerns about product availability during the first half of 2004, we believe customers aggressively added to inventory levels which they subsequently worked through during the latter part of the year. In the second half of 2003, we believe sales volumes were positively impacted because of improved end-user demand for fence products and also in part, due to decisions by customers to build inventories in anticipation of announced price increases to take effect in 2004.

Gross profit

	2004	2003	Increase
Concrete Construction Products	$74,162	$36,212	$37,950
Percent of segment net sales	21.7%	16.1%	5.6%
Fence	$80,373	$53,708	$26,665
Percent of segment net sales	24.2%	18.4%	5.8%
Total gross profit	$154,535	$89,920	$64,615
Percent of total net sales	22.9%	17.4%	5.5%

Consolidated gross profit for fiscal 2004 increased $64.6 million, or 71.9%, to $154.5 million, as compared to $89.9 million for fiscal 2003, primarily due to the implementation of higher prices to offset rising steel costs, as well as the fact that some of the steel consumed during 2004 was from inventories that had been acquired at prices below those charged for new purchases of steel. Increases in the volume of products sold were also a key factor in the Concrete Construction Products segment. The increased utilization of plant capacity from higher volumes and the benefits of the Company's ongoing restructuring initiatives improved cost levels and operating efficiencies also contributed to the improvement in gross profit. Fiscal 2003 was impacted by competitive pricing pressures and lower sales volumes which had an unfavorable impact on the utilization of manufacturing and distribution capacity.

Gross profits were not reduced by the costs of our distribution networks. These expenses represent the costs associated with maintaining and operating the warehousing functions of our distribution locations and are included as a component of selling, general and administrative expenses. The resulting gross margins may therefore not be comparable with those entities that include such expenses in cost of sales.

Concrete Construction Products

Gross profit in our Concrete Construction Products segment for fiscal 2004 was $74.2 million, a $38.0 million, or 104.8%, increase as compared to gross profit of $36.2 million in fiscal 2003. The increase was primarily due to higher prices of approximately $80 million to accommodate rising steel costs. Steel costs included in cost of sales were approximately $57 million higher than in 2003 but included some steel taken from inventories on a first-in, first-out basis that had been acquired at prices below those incurred for new receipts of steel. Also contributing were increased volumes, the beneficial impact of higher volumes on operating efficiencies, cost reduction activities, and an improved product mix. As a result, the gross margin increased from 16.1% in 2003 to 21.7% in 2004.

Fence

Gross profit in our Fence segment for fiscal 2004 was $80.4 million, a $26.7 million, or 49.6%, increase as compared to gross profit of $53.7 million in fiscal 2003. The gross margin increased from 18.4% in 2003 to 24.2% in 2004. In 2003, the Fence segment was unfavorably impacted by competitive pricing pressures and lower sales volumes resulting from weaker market conditions. In 2004, an improved market environment enabled the fence business to recover from the 2003 pricing situation and to establish new pricing levels that more than offset increases in steel costs. The impact of the pricing changes and the favorable per unit cost impact of running the fence manufacturing plants at higher operating levels during the first half of 2004 were important contributors to the increase in gross profit. Gross profit in 2004 was also favorably impacted by approximately $2 million in cost savings from our cost reduction activities. Gross profit in 2004 was adversely impacted by $1.4 million in estimated costs to remediate a quality issue associated with a manufacturing process that had been temporarily outsourced because of fire related damage at a company facility. This quality issue is not expected to have a significant impact in future periods.

Selling, general and administrative expenses

	2004	2003	Increase (Decrease)
Concrete Construction Products	$30,370	$22,342	$8,028
Percent of segment net sales	8.9%	10.0%	(1.1)%
Fence	$55,367	$47,519	$7,848
Percent of segment net sales	16.6%	16.3%	0.3%
Total selling, general and administrative expenses	$85,737	$69,861	$15,876
Percent of total net sales	12.7%	13.5%	(0.8)%

Consolidated selling, general and administrative expense for fiscal 2004 increased $15.9 million, or 22.7%, to $85.7 million, as compared to $69.9 million for fiscal 2003, but declined almost one percentage point in relation to net sales. Expenses for incentive compensation and retirement plan contributions in fiscal 2004 were approximately $5.7 million more than in 2003. Fiscal 2004 included $1.1 million in expenses related to a cost recovery initiative, a $1.2 million increase in the reserve for doubtful accounts, $0.5 million related to the expansion of our distribution network, and approximately $0.6 million to increase the accrued vacation liability. This latter charge was the accounting impact of our decision in the fourth quarter of 2004 to implement a single vacation policy for the entire company, replacing a variety of programs that existed in the past. Also contributing to the increase was the expansion of sales, marketing, finance, and system support functions, higher truck rental expenses, higher health care costs, adjustments to compensation levels, and consulting fees associated with the implementation of new systems and with Sarbanes-Oxley compliance efforts.

Concrete Construction Products

Selling, general and administrative expense for the Concrete Construction Products segment in fiscal 2004 was $30.4 million, an $8.0 million, or 35.9%, increase as compared to selling, general and administrative expense of $22.3 million in fiscal 2003. As a percent of net sales, selling, general and administrative expense declined over one percentage point in fiscal 2004 as compared to fiscal 2003. The increase in expense was due primarily to $2.9 million in incentive and retirement plan compensation, $0.5 million in costs for operating new distribution centers in the concrete accessories product line, higher distribution activity, and a $0.8 million increase in the allowance for uncollectible accounts.

Fence

Selling, general and administrative expense for the Fence segment in fiscal 2004 was $55.4 million, a $7.8 million, or 16.5%, increase as compared to selling, general and administrative expense of $47.5 million in fiscal 2003. As a percent of net sales, selling, general, and administrative expense remained unchanged in fiscal 2004 as compared to fiscal 2003. The higher expense levels were due primarily to increases of $2.8 million in incentive and retirement plan compensation, an increase of $0.4 million in the allowance for uncollectible accounts, and $1.1 million in expenses related to a cost recovery initiative.

Other expense, net

	2004	2003	Increase (Decrease)
Concrete Construction Products	$2,753	$2,949	$(196)
Fence	705	249	456
Total other expense, net	$3,458	$3,198	$260

Other net expenses were $3.5 million in fiscal 2004, a $0.3 million, or 8.1%, increase from the $3.2 million of expenses in fiscal 2003. In 2003, the Company closed its fence manufacturing facility in Whittier, California incurring costs of $1.2 million which were partially offset by a $0.8 million gain on the sale of that facility. Also, additional expenses of $3.2 million (including a $1.4 million pension settlement charge) associated with the closure of the Baltimore, Maryland; Oregon, Ohio; and Bartonville, Illinois facilities were recorded in 2003. In 2004, the Company closed its manufacturing facility in San Fernando, California and relocated certain equipment to other manufacturing facilities. These expenses, plus additional costs related primarily to the previously closed facilities amounted to $2.3 million. In addition, a $0.9 million gain on the sale of the previously closed Baltimore, Maryland manufacturing facility was offset by an impairment charge of $0.8 million to reduce the carrying value of the previously closed Oregon, Ohio manufacturing facility to the net proceeds realized when the sale of that facility was completed in March 2005. Other expense in 2004 also includes the write-off of $1.0 million of direct costs related to possible business acquisitions when negotiations for these acquisition targets were indefinitely postponed.

Net income (loss)

	2004	2003	Increase
Income before interest and income taxes
Concrete Construction Products	$41,039	$10,920	$30,119
Percent of segment net sales	12.0%	4.9%	7.1%
Fence	$24,301	$5,941	$18,360
Percent of segment net sales	7.3%	2.0%	5.3%
Total	$65,340	$16,861	$48,479
Percent of total net sales	9.7%	3.3%	6.4%
Interest expense	$29,383	$28,377	$1,006
Income tax expense (benefit)	15,071	(4,401)	19,472
Net income (loss)	$20,886	$(7,115)	$28,001
Percent of total net sales	3.1%	(1.4)%	4.5%

Interest expense. Interest expense increased $1.0 million, or 3.5%, to $29.4 million in fiscal 2004, as compared to $28.4 million in fiscal 2003, due primarily to increased average borrowings under the revolving credit facility to fund an increased investment in working capital and increases in market interest rates. The increase in market interest rates was somewhat mitigated by the reduction primarily in the second half of 2004 of the margin added to the Eurodollar based and prime rate based borrowings under the senior credit facility. As the relationship of our earnings to indebtedness improved, the margin was reduced.

Income tax expense (benefit). Income tax expense increased $19.5 million, or 442.4%, to $15.1 million in fiscal 2004, as compared to a benefit of $4.4 million in fiscal 2003. The increase in income tax expense in fiscal 2004 was primarily due to the increase in income before interest and income taxes. The effective tax expense rate for fiscal year 2004 was 41.9% as compared to the annual effective tax benefit rate of 38.2% for fiscal 2003. The 2004 effective tax rate includes 1.6 percentage points to adjust certain state tax benefits recognized in prior years. The remaining change in rate was due primarily to the impact of expenses not deductible for income tax purposes in relation to varying amounts of pre-tax income.

Liquidity and Capital Resources

Cash flow

Operating Activities. Operations provided $41.1 million of cash in fiscal 2005 as compared to utilizing $15.8 million of cash in fiscal 2004. As discussed further below, a decline in working capital during 2005 as compared to an increase in working capital during 2004 was the primary reason for this change. Operations utilized $15.8 million of cash in fiscal 2004 as compared to $16.9 million of cash in fiscal 2003. The primary reason for this relatively small change was because the increased investment during fiscal 2004 in working capital was offset by higher net income levels.

Investing Activities. Capital expenditures utilized $14.9 million of cash in 2005 compared to $9.0 million in 2004 and $6.2 million in fiscal 2003. Most of the capital expenditures in 2005, 2004 and 2003 were for new equipment to upgrade certain operations, add productive capacity and lower costs. In fiscal 2005, $1.7 million was advanced on machinery that will be refunded in 2006 when the related capital lease financing is expected to close. In fiscal 2004, $4.0 million was advanced as deposits on machinery that was refunded in 2005 when the related capital lease financing closed. In fiscal 2003, $5.7 million of deposits made in fiscal 2002 on machinery was refunded when the related capital lease financing was closed. Fiscal 2003 also included the acquisition of Structural Reinforcement Products, Inc. using cash of $23.4 million funded from our revolving credit facility.

Financing activities. In 2005, the reduction in working capital as discussed further below partially offset by the increased investment in new machinery allowed us to reduce the borrowings under our credit facility by $26.5 million. The $30.8 million increase in borrowings under the credit facility in fiscal 2004 was used to fund the investment in working capital and new machinery.

Working capital

Working capital at December 31, 2005 was $149.6 million compared to $173.3 million at January 1, 2005, a $23.7 million decrease. Inventories declined $23.8 million from January 1, 2005, through December 31, 2005. The Fence segment contributed $19.2 million of the decrease, as production and purchases of finished goods were cut back in light of the slow down in activity in the first half of the year and as improved inventory management methods were implemented. Decreases in inventory also occurred in the Concrete Construction Products segment primarily due to a reduction in the level of steel rod from the levels in place at the end of 2004. Some increases in inventory occurred in this segment to support the PC strand product line introduction and increased activity in concrete accessories. Accounts payable increased $16.0 million in fiscal 2005 due in part to changes in credit terms. Partially offsetting these favorable changes in working capital was an increase in accounts receivable of $9.7 million due to improved fourth quarter sales as compared to 2004, an increase in cash of $1.4 million and a $4.4 million decrease in accrued liabilities. The decline in accrued liabilities was primarily due to lower accruals for fiscal 2005 incentive compensation as compared to amounts earned relative to fiscal 2004 recorded on the January 1, 2005 balance sheet.

Working capital at the end of fiscal 2004 was $173.3 million, a $55.6 million increase as compared to $117.7 million at the end of fiscal 2003. The increase was primarily attributable to a $70.0 million increase in inventories offset by a $14.6 million increase in accrued liabilities. The increase in inventory was due both to price and quantity. Approximately $35 million of the increase was identifiable raw material (primarily steel rod), purchased products and manufactured finished goods that were held at year end in quantities that were above historical averages. Higher tons of steel rod were held in inventory at year end to take advantage of favorable pricing opportunities. In addition, some supplies of imported steel pipe and tubing, purchased under non-cancelable contracts earlier in the year for delivery and sale in the late summer and early fall, arrived later than expected and could not all be sold by year end.

Another important contributor to increased working capital in fiscal 2004 was a $3.4 million decline in accounts payable despite the increase in inventory. Even if the quantities in inventory had remained constant, there would have been an increase in the dollars invested in inventory due to the escalating prices of steel during 2004. The increased dollar amount of our steel purchases necessitated increases in credit limits granted to us by our suppliers. However, in certain cases, credit limits were not increased. Given the tight supply and demand situation, a number of domestic and offshore suppliers chose not to increase credit limits to a level commensurate with the increases in steel prices. Thus, we were required to purchase some steel in fiscal 2004 that, at times, involved either prepayments, cash on delivery, or payments in less than 30 days.

Working capital will generally increase during the winter and spring seasons as inventory is manufactured and purchased in anticipation of the busier spring and summer sales seasons and for the resulting increase in accounts receivable. The Company's revolving credit facility is structured to cover these requirements.

Capital Resources

Credit Facility. We have a $150 million revolving credit facility that expires April 2, 2007. Borrowings under the credit facility are limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 55% of both the eligible finished goods inventory and eligible raw materials inventory plus 85% of eligible accounts receivable. The amount borrowable against finished goods and raw materials inventory is limited to $80 million. At December 31, 2005, the borrowing base was $135.6 million and excess availability was $54.1 million after consideration of outstanding borrowings and $11.4 million in letters of credit. As of March 29, 2006, excess borrowing availability was $66.0 million. Outstanding letters of credit at that date totaled $11.9 million.

Borrowings under the credit facility bear interest, at the Company's option, at either (i) a prime base rate (as announced from time to time by the agent bank) plus an adjustable margin from zero to .25% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.5% to 2.75%. The adjustable margin added to the applicable base rate is based on the ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization). At December 31, 2005, the actual margin added to the Eurodollar and prime based interest rates charged under the credit facility was 2.75% and .25%, respectively. For fiscal 2005, the average interest rate for this facility was 5.79%.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, a fixed charge coverage ratio requirement, repayment or repurchase of our $200 million senior subordinated notes on or before December 15, 2006, and limitations on incurrence of indebtedness, capital expenditures, mergers and consolidations, disposition of assets, and payment of dividends and other distributions. The annual limitation for capital expenditures, rent expense, and allowable capital lease obligations is $20 million, $20 million and $25 million, respectively. The definition of capital expenditures under the credit facility includes only fixed asset investments funded under such facility and principal payments made on capital lease obligations. Bank approval is required for certain business acquisitions. In addition, the covenants regarding permitted business acquisitions and distributions require a minimum revolving credit availability of $20 million after giving effect to such an event. In the case of distributions, the $20 million availability must also be met on average for the three month period immediately prior to the distribution. The revolving credit facility is secured by all assets (other than those subject to capital lease obligations) and stock of our Company and is guaranteed by MMHC. As of December 31, 2005, the Company is in compliance with all covenants.

During fiscal 2005, MMI entered into approximately $9.0 million of capital lease obligations for new machinery and equipment. In addition, MMI received approximately $5.0 million for the sale of certain manufacturing equipment that was leased back under capital lease obligations. At December 31, 2005, we had outstanding capital lease obligations aggregating $19.1 million.

Senior Subordinated Notes. As of December 31, 2005, we had outstanding senior subordinated notes aggregating $200 million in principal that are due in April 2007. Notes totaling $188.7 million have a fixed interest rate of 11.25% and notes totaling $11.3 million have a fixed interest rate of 13%. Interest is payable semi-annually in arrears on April 15 and October 15. The carrying values of the senior subordinated notes are $199.7 million and $199.5 million versus estimated fair values (based on quoted market prices) of $188.3 million and $202.6 million at December 31, 2005 and January 1, 2005, respectively.

Our senior subordinated notes may be redeemed at the option of the Company, in whole or in part, at any time at the principal amount plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date.

Our senior subordinated notes are subject to "Change in Control" provisions. These provisions state that a change in control exists, subject to exceptions, if any of the following occurs: a sale of substantially all of our assets, the liquidation or dissolution of our company, a change in the beneficial ownership of more than 50% of the total voting power of the voting stock, or the majority of the members of the Board of Directors of our company do not continue as directors. If a change in control occurs, each holder will have the right to require the Company to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

Contractual obligations

The following summarizes our contractual obligations as of December 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (In thousands)
	Total	<1 year	1 - <3 years	3 - <5 years	>5 years
Long-term debt (1)	$ 271,599	$ 721	$ 270,878	$ --	$ --
Capital lease obligations	19,115	4,529	9,165	5,415	6
Operating leases	54,074	13,183	19,044	12,664	9,183
Purchase obligations (2)	91,789	82,712	9,077	--	--
Pension obligation (3)	168	--	168	--	--
Interest expense obligations (4)	44,173	29,354	14,395	424	--
Total contractual cash obligations	$ 480,918	$ 130,499	$ 322,727	$ 18,503	$ 9,189

_______________

  An event of default under the Company's revolving credit facility ($70.2 million outstanding at December 31, 2005) would occur if the senior subordinated notes are not refinanced on or before December 15, 2006. An acceleration of the amounts due under the credit facility would result in a default under the senior subordinated notes ($200 million outstanding at December 31, 2005), in which case, the notes could become immediately due and payable.
  Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms and excludes agreements that are cancelable at anytime without penalty.
  The Company does not expect any required contributions in 2006 to its pension plan established under a collective bargaining agreement that covers former employees of a closed manufacturing plant.
  Reflects future interest payments through scheduled maturity dates on our $200 million senior subordinated notes, capital lease obligations, and revolving credit facility. Interest on the revolving credit facility assumes an average month-end balance of approximately $66 million and an average interest rate of 7.7% through its scheduled maturity date in April 2007.

Outlook and Liquidity

We believe the overall economic outlook is relatively favorable. We anticipate real GDP growth, greater cement consumption, and improved spending in the key construction markets we serve, namely non-residential buildings and public construction. The impact of spending in the aftermath of hurricanes, the relatively favorable status of state budgets, and the new federal highway legislation are all factors affecting the expected improvement in our end markets.

The competitive environment is expected to remain relatively stable in 2006. Going forward, we are optimistic that the successful implementation of the Fence segment's sales and marketing strategies and further improvements in its manufacturing and distribution costs will support an improvement in the Fence segment's operating results. Importantly, a full year's cost reduction benefit can be obtained from the capital projects that were already placed into service late in 2005. The Concrete Construction Products segment is well positioned to grow in volume and profitability as it expands its manufacturing capacity and geographic reach, continues its new products growth, and drives efficiencies in its manufacturing facility network.

In 2006, we plan to continue to make capital expenditures by investing approximately $16 million in machinery and equipment. We anticipate that a portion of the total investment will be financed by capital lease obligations up to a total liability of $25 million as allowed by the revolving credit facility agreement. Delays or cancellations of planned projects or changes in the economic and/or competitive outlook and the status of our liquidity could increase or decrease capital spending from the amounts now anticipated.

We have pursued and intend to continue to pursue a strategy of business acquisitions that will broaden our distribution network, complement or extend our existing product lines or otherwise increase our market presence. It is possible, depending on our future operating cash flows and the size of potential acquisitions, that we will seek additional sources of financing, subject to the limitations set forth in our senior subordinated note indenture and revolving credit facility. Significant acquisition opportunities will require additional equity financing or capital infusions. We may also pay dividends to MMHC from time to time to pay operating expense, interest and principal on MMHC's indebtedness, and dividends on MMHC's preferred stock and for other purposes. Such payments of dividends are limited by state of Delaware corporate law and financial tests included in both our senior subordinated note indenture and revolving credit facility loan agreement. At December 31, 2005, the outstanding principal and accrued interest on the MMHC Credit Facility was $89.1 million. Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon the Company's cash flows. However, the Company does not guarantee the repayment of MMHC's Credit Facility.

The Company has approximately $290.4 million of long-term debt and capital lease obligations outstanding as of December 31, 2005. By their terms, approximately $270.2 million of those obligations mature in April 2007.

The Company's revolving credit facility includes a number of restrictive covenants. Among the various restrictive covenants provided for under the credit facility is a requirement that the Company refinance its $200 million of senior subordinated notes, which are due by their terms in April 2007, by December 15, 2006. If the Company fails to do so, such failure constitutes an "event of default" under our $150 million credit facility, which is also due in April 2007. As of December 31, 2005 and March 29, 2006, approximately $70.2 million and $57.8 million were outstanding under the credit facility. Outstanding letters of credit totaled $11.9 million at March 29, 2006.

In December of 2005, both Standard & Poor's and Moody's Investor Services acknowledged the need for MMI to address the refinancing of the senior subordinated notes. Neither ratings agency changed its rating on the senior subordinated notes. Standard & Poor's changed its corporate credit rating outlook from stable to negative and indicated that rating would be lowered from B- to CCC+ and the negative outlook retained if the Company did not have a plan in place to refinance its notes by the end of June 2006. Moody's Investors Service placed the debt ratings on review for possible downgrade to reflect difficulties in maintaining margins in certain product lines and to reflect the need to refinance the senior subordinated notes. As of March 30, 2006, the senior subordinated notes are rated CCC by Standard & Poor's and Caa2 by Moody's Investor Services.

If an event of default under the credit facility were to occur, the lender may, among other remedies, accelerate the required repayment of the outstanding borrowings under the credit facility. An acceleration of the amounts due under the credit facility would result in a default under the senior subordinated notes, in which case, the notes could become immediately due and payable. Absent additional or replacement debt or equity financing, the Company would be unable to repay the balances expected to be then outstanding under the credit facility and senior subordinated notes if such an event of default were to occur. In such case, the lenders under the credit facility would, among other courses of action, be entitled to take possession of and dispose of the assets held as collateral in order to satisfy the Company's obligation under the credit facility.

While MMHC and the Company plan to either refinance the credit facility and the senior subordinated notes or otherwise restructure their capitalization before December 15, 2006, there can be no assurance that such efforts will be successful. The Company expects that it will be able to maintain compliance with the other provisions in the credit facility during 2006.

During 2005, liquidity, as measured by the average month-end excess availability under the credit facility, was $41.8 million. At March 29, 2006, excess availability was $66.0 million. Based on the Company's expectations for 2006 operations, we anticipate the month-end excess availability to be approximately $60 million during 2006, which we believe will be sufficient to fund our capital investment program and our working capital and debt service requirements, absent an event of default as discussed above.

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

Cautionary Note Regarding Forward Looking Statements

The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of the Company's business; national and regional economic conditions in the United States; seasonality of the Company's operations; levels of construction spending in major markets; the cost and availability of raw materials inventory (primarily steel rod); the supply/demand structure of the industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; our ability to refinance our credit facility and senior subordinated notes; our ability to attract and retain key employees and other Factors. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the United States. The forward-looking statements are made as of this date and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk exposure related to changes in interest rates on our $150.0 million revolving credit facility and our senior subordinated notes. As required by the credit facility, borrowings bear interest, at our option, at the bank's prime base rate plus an adjustable margin, which ranges from zero to 0.25% or a Eurodollar rate plus an adjustable margin, which ranges from 1.50% to 2.75%. Both adjustable margins are based on the previous twelve month adjusted earnings from operations. Effective August 10, 2005, the actual margin added to the Eurodollar and prime based interest rates charged under the revolving credit facility was 2.75% and .25%, respectively. For fiscal year 2005 and 2004, the average month-end balance outstanding under our credit facility was $86.9 million and $78.7 million, respectively. Interest rate protection in the form of a "floating to fixed" rate swap agreement for a minimum portion of the principal balance outstanding is also required under the revolving credit facility. This swap agreement was contracted on July 10, 2003. It established a fixed Eurodollar base rate that is applied to $15.0 million of the principal balance outstanding over the three year period that began on December 12, 2003. In 2006, absent any additional business acquisitions, the average month-end balance of this facility is anticipated to be in the range of approximately $65 million to $70 million. Based on this estimated range, a one percent change in the interest rate would cause a change in annual interest expense of approximately $0.7 million. A one percent change in the interest rate in fiscal year 2005, would have caused a change in interest expense of approximately $0.9 million.

We have exposure to price fluctuations and availability with respect to low-carbon steel rod, our primary raw material as well as other products, such as zinc and aluminum. We purchase material from both domestic and foreign suppliers. We negotiate purchase commitments that can last for a number of months. Any extended commitment to purchase these products can include variable pricing. We attempt to limit our exposure to price fluctuations and to ensure availability of material. Purchases from foreign sources are denominated in U.S. dollars. Our ability to continue to acquire steel rod and other products from domestic and overseas sources on favorable terms may be adversely affected by fluctuations in world-wide demand for these materials, foreign currency exchange rates, foreign taxes, duties, tariffs, trade embargoes, other import limitations and each supplier's credit analysis of MMI. Depending on these factors, a change in the availability of these products and/or an increase in our cost of sales can result. Anti-dumping and countervailing-duty cases relating to steel rod imports from selected foreign countries have been assessed by governmental agencies. Several countries are subject to tariffs which effectively prohibit them from shipping steel rod into the United States. Because steel rod comprises a substantial portion of our cost of goods sold (approximately one-third in fiscal 2005), any increase in steel rod cost which cannot be passed on to our customers would reduce our gross profit and cash flows from operations.

It is possible that the availability of these raw materials might also be restricted. We expect to have access to the raw material supplies needed to meet the demands from customers but acknowledge that the dynamics of these markets can change and thus have an adverse impact on our operations. Although we have historically been able to pass along most increases in raw material prices to our customers, competitive pressures have in the past prevented and may in the future prevent us from doing so. A significant decrease in our volume of raw material purchases could also result in the Company being unable to secure the type of volume purchase discounts we have received in the past. This could reduce cash flows from operations and impact future levels of profitability.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MMI Products, Inc.

We have audited the accompanying consolidated balance sheets of MMI Products, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three fiscal years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMI Products, Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Houston, Texas
March 30, 2006

MMI PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash	$ 5,380	$ 3,998
Accounts receivable, net of allowance for doubtful accounts of $1,368 and $1,933, respectively	82,444	72,726
Inventories	138,305	162,089
Income taxes receivable	756	--
Deferred income taxes	5,339	6,333
Prepaid expenses and other current assets	2,855	1,702
Total current assets	235,079	246,848
Property, plant and equipment, net	86,262	75,004
Goodwill	43,140	60,398
Deferred charges and other assets	10,456	11,218
Due from MMHC	7	16
Total assets	$ 374,944	$ 393,484

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 52,278	$ 36,250
Accrued liabilities	22,649	27,022
Accrued interest	5,336	5,036
Income taxes payable	--	2,169
Current maturities of long-term obligations	5,248	3,082
Total current liabilities	85,511	73,559
Long-term obligations	285,154	303,579
Deferred income taxes	10,577	13,485
Other long-term liabilities	1,239	690

Stockholder's equity (deficit):
Common stock, $1 par value; 500,000 shares authorized; 252,000 shares issued and outstanding	252	252
Additional paid-in capital	22,515	22,515
Accumulated other comprehensive loss, net of tax of $200 and $244, respectively	(312)	(381)
Retained deficit	(29,992)	(20,215)
Total stockholder's equity (deficit)	(7,537)	2,171
Total liabilities and stockholder's equity (deficit)	$ 374,944	$ 393,484

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004

Net sales	$ 721,431	$ 673,904	$ 516,025
Cost of sales	593,607	519,369	426,105
Gross profit	127,824	154,535	89,920
Selling, general and administrative expense	90,054	85,737	69,861
Goodwill impairment	17,258	--	--
Other (income) expense, net	(296)	3,458	3,198
Income before interest and income taxes	20,808	65,340	16,861
Interest expense	31,261	29,383	28,377
Income (loss) before income taxes	(10,453)	35,957	(11,516)
Provision (benefit) for income taxes	(892)	15,071	(4,401)
Net income (loss)	$ (9,561)	$ 20,886	$ (7,115)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholder's Equity (Deficit)
Balance at December 28, 2002	$ 252	$ 15,450	$ (1,088)	$(33,292)	$ (18,678)
Net loss	--	--	--	(7,115)	(7,115)
Reduction of minimum pension liability, net of tax	--	--	655	--	655
Unrealized gain from hedging activities, net of tax	--	--	34	--	34
Comprehensive loss	--	--	689	(7,115)	(6,426)
Balance at January 3, 2004	$ 252	$ 15,450	$ (399)	$(40,407)	$ (25,104)
Net income	--	--	--	20,886	20,886
Additional minimum pension liability, net of tax	--	--	(88)	--	(88)
Unrealized gain from hedging activities, net of tax	--	--	106	--	106
Comprehensive income	--	--	18	20,886	20,904
Non-cash capital contribution from MMHC	--	7,065	--	--	7,065
Non-cash dividend to MMHC	--	--	--	(694)	(694)
Balance at January 1, 2005	$ 252	$ 22,515	$ (381)	$(20,215)	$ 2,171
Net loss	--	--	--	(9,561)	(9,561)
Reduction of minimum pension liability, net of tax	--	--	12	--	12
Unrealized gain from hedging activities, net of tax	--	--	57	--	57
Comprehensive loss	--	--	69	(9,561)	(9,492)
Non-cash dividend to MMHC	--	--	--	(216)	(216)
Balance at December 31, 2005	$ 252	$ 22,515	$ (312)	$(29,992)	$ (7,537)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Operating Activities:
Net income (loss)	$ (9,561)	$ 20,886	$ (7,115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,314	13,049	11,935
Provision for losses on accounts receivable	692	2,814	1,647
Deferred income taxes	(1,958)	1,768	295
Goodwill and other impairment charges	17,755	1,019	--
Gain on sale of property, plant and equipment	(33)	(782)	(1,155)
Gain on sale of rental equipment	(978)	--	--
Other	1,918	1,733	1,430
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(10,410)	(4,756)	(13,597)
Inventories	23,784	(70,030)	(11,676)
Prepaid expenses and other assets	(1,611)	1,102	(1,009)
Accounts payable and accrued liabilities	12,362	9,988	2,889
Income taxes payable	(2,925)	7,392	(1,818)
Due (from) to MMHC	(207)	(16)	1,288
Net cash provided by (used in) operating activities	41,142	(15,833)	(16,886)
Investing Activities:
Acquisitions, net of cash acquired	(394)	--	(23,436)
Capital expenditures	(14,941)	(8,960)	(6,229)
Refunds (deposits) relating to new equipment, net	2,276	(4,005)	5,666
Proceeds from sale of property, plant and equipment	672	3,568	3,616
Proceeds from sale of rental equipment	1,291	--	--
Other	(2,798)	(1,622)	(214)
Net cash used in investing activities	(13,894)	(11,019)	(20,597)
Financing Activities:
Proceeds from debt obligations	259,213	264,565	260,605
Payments on debt obligations	(286,468)	(234,488)	(218,883)
Payments on capital lease obligations	(3,186)	(2,179)	(2,634)
Proceeds from sale-leaseback transactions	4,951	--	--
Debt costs	(376)	(577)	(1,274)
Net cash (used in) provided by financing activities	(25,866)	27,321	37,814
Net change in cash	1,382	469	331
Cash, beginning of period	3,998	3,529	3,198
Cash, end of period	$ 5,380	$ 3,998	$ 3,529
Supplemental Cash Flow Information:
Issuance of capital lease obligations	$ 9,008	$ 1,067	$ 9,003
Non-cash capital contribution from MMHC	--	7,065	--
Non-cash dividend to MMHC	(216)	(694)	--
Cash paid for interest	29,113	27,832	26,595
Cash paid (refunded) for income taxes	3,991	5,912	(2,878)

The accompanying notes are an integral part of the consolidated financial statements.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1. Description of Business, Significant Debt Maturities and Liquidity

Description of Business

The consolidated financial statements include the accounts of MMI Products, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions are eliminated. MMI Products, Inc. is a wholly owned subsidiary of Merchants Metals Holding Company ("MMHC"). The Company is a manufacturer and distributor of building products used in the North American infrastructure, commercial and residential construction markets. The Company's primary manufactured products are wire-based and are produced from the same raw material, steel rod. The Company's customers include construction contractors, independent fence dealers and wholesalers, home center stores, industrial manufacturers, precasters of concrete products and fabricators of reinforcing bar.

Significant Debt Maturities and Liquidity

As discussed in Note 5, the Company has approximately $290.4 million of long-term debt and capital lease obligations outstanding as of December 31, 2005. By their terms, approximately $270.2 million of those obligations mature in April 2007.

The Company's credit facility includes a number of restrictive covenants. Among the various restrictive covenants provided for under the credit facility is a requirement that the Company refinance its $200 million of senior subordinated notes, which are due by their terms in April 2007, on or before December 15, 2006. If the Company fails to do so, such failure constitutes an "event of default" under the $150 million credit facility, which is also due in April 2007. As of December 31, 2005 and March 29, 2006, approximately $70.2 million and $57.8 million were outstanding under the credit facility. Outstanding letters of credit totaled $11.9 million at March 29, 2006.

In December of 2005, both Standard & Poor's and Moody's Investor Services acknowledged the need for MMI to address the refinancing of the senior subordinated notes. Neither ratings agency changed its rating on the senior subordinated notes. Standard & Poor's changed its corporate credit rating outlook from stable to negative and indicated that rating would be lowered from B- to CCC+ and the negative outlook retained if the Company did not have a plan in place to refinance its notes by the end of June 2006. Moody's Investors Service placed the debt ratings on review for possible downgrade to reflect difficulties in maintaining margins in certain product lines and to reflect the need to refinance the senior subordinated notes. As of March 30, 2006, the senior subordinated notes were rated CCC by Standard & Poor's and Caa2 by Moody's Investor Services.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

If an event of default under the credit facility were to occur, the lender may, among other remedies, accelerate the required repayment of the outstanding borrowings under the credit facility. An acceleration of the amounts due under the credit facility would result in a default under the senior subordinated notes, in which case, the notes could become immediately due and payable. Absent additional or replacement debt or equity financing, the Company would be unable to repay the balances expected to be then outstanding under the credit facility and senior subordinated notes if such an event of default were to occur. In such case, the lenders under the credit facility would, among other courses of action, be entitled to take possession of and dispose of the assets held as collateral in order to satisfy the Company's obligation under the credit facility.

While MMHC and the Company plan to either refinance the credit facility and the senior subordinated notes or otherwise restructure their capitalization before December 15, 2006, there can be no assurance that such efforts will be successful. The Company expects that it will be able to maintain compliance with the other provisions in the credit facility during 2006.

During 2005, liquidity, as measured by the average month-end excess availability under the credit facility, was $41.8 million. At March 29, 2006, excess availability was $66.0 million. Based on the Company's expectations for 2006 operations, we anticipate the month-end excess availability to be approximately $60 million during 2006, which we believe will be sufficient to fund our capital investment program and our working capital and debt service requirements, absent an event of default as discussed above.

2. Description of Significant Accounting Policies

Fiscal Year

The Company follows a 52-53 week fiscal year ending on the Saturday closest to December 31. The 2005 fiscal year refers to the fifty-two week period ended December 31, 2005. The 2004 fiscal year refers to the fifty-two week period ended January 1, 2005 and the 2003 fiscal year refers to the fifty-three week period ended January 3, 2004.

Reclassifications

Certain reclassifications were made to the 2004 and 2003 financial statements in order to conform to the 2005 presentation. Costs relating to company-operated vehicles that deliver products to customers, which were previously included in selling, general and administrative expense, were reclassified to cost of sales. This reclassification decreased selling, general and administrative expense and increased cost of sales by $12.7 million and $11.6 million for fiscal years 2004 and 2003, respectively. This reclassification decreased Concrete Construction Products segment selling, general and administrative expense and increased Concrete Construction Products segment cost of sales by $1.5 million and $1.0 million for fiscal years 2004 and 2003, respectively. This reclassification decreased Fence segment selling, general and administrative expense and increased Fence segment cost of sales by $11.2 million and $10.6 million for fiscal years 2004 and 2003, respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Inventories

Inventories are valued at the lower of first in, first out ("FIFO") cost or market. Inventory cost includes the cost of the purchased products or raw materials (including inbound freight), and the direct labor and overhead associated with the production of a manufactured product. Shipping costs associated with the movement of inventory from a manufacturing facility to a distribution location are included as an element of the distribution location's inventory cost.

A valuation allowance for damaged and slow moving inventory is established based on individual product activity, giving consideration to historical experience and current trends. The valuation adjustment is the recorded cost of the inventory minus its estimated realizable value.

Vendor Rebates

The Company receives rebates from certain vendors based on the volume of products purchased from the vendor. The Company records rebates when they are earned (i.e., as specified purchase volume levels are reached or are reasonably assured of attainment). Vendor rebates attributable to unsold inventory are carried as a reduction of the carrying value of inventory until such inventory is sold, at which time the related rebates are used to reduce cost of sales.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Selling, General and Administrative Expense

Selling, general and administrative expense includes distribution costs, the costs for selling and marketing activities, allowances for losses on accounts receivable, the costs related to finance, administrative and executive management functions and incentive compensation expense. Distribution costs represent the costs associated with maintaining and operating the warehousing functions at the Company's distribution locations.

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

Certain machinery and equipment is leased under capital leases. Assets recorded under capital leases are amortized over the greater of their estimated useful lives or the period of the respective leases with the related amortization included in depreciation expense.

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

Goodwill

The Company reviews the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying values may not be recoverable. The review for impairment requires the use of forecasts, estimates, and assumptions as to the Company's future operating performance. Actual results could differ from forecasts, resulting in a revision of the assumptions and, if required, recognition of an impairment loss in a future period. In determining the fair value of each reporting unit, the Company estimates fair value by applying a range of market multiples to an average estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA"). In the event the carrying value exceeds the estimated fair value, the Company determines the implied value of the goodwill to determine any potential goodwill impairment. If such impairment exists, the excess carrying value is written off as an impairment expense.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets

Intangible assets consist primarily of capitalized internal-use software and non-compete agreements. Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 3 to 5 years.

Deferred Loan Costs

Costs associated with the issuance of debt instruments are capitalized and are amortized to interest expense over the periods of the respective financing arrangement.

Income Taxes

A current income tax expense or benefit is recognized for estimated income taxes to be paid or refunded relating to the Company's taxable income or loss. The liability method is used to record deferred income taxes. Under this method, differences between the financial reporting and tax bases of assets and liabilities are identified. Deferred income taxes relating to those differences are measured using the tax rates and laws currently in effect. A valuation allowance is recorded to reduce deferred tax assets if realization is not considered more likely than not.

Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The creditworthiness of customers is continuously evaluated and the Company generally does not require collateral. No customer accounted for 10% or more of consolidated net sales for fiscal years 2005, 2004, and 2003.

The Company maintains an allowance for doubtful accounts receivable by providing for specifically identified accounts where collection is questionable and an allowance based on the aging of the receivables, giving consideration to historical experience and current trends. A change in experiences or trends could require a material change in our estimate of the allowance for doubtful accounts in the future. Uncollectible accounts receivable are written off when management deems an account's realizable value is less than the outstanding historical balance, and when substantive collection efforts have proven unsuccessful.

Fair Value of Financial Instruments

The recorded value of monetary assets and liabilities, which consist primarily of cash, accounts receivable, and accounts payable, are considered to approximate their respective fair values at December 31, 2005 and January 1, 2005. The carrying values of senior subordinated debt are $199.7 million and $199.5 million versus estimated fair values of $188.3 million and $202.6 million at December 31, 2005 and January 1, 2005, respectively. The estimated fair values are based on the quoted market prices. The fair value of the revolving credit facility approximates its carrying value due to its variable interest rate structure.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Workers' Compensation and Health Care Self-Insurance Reserves

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

Recent Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4", to clarify the accounting for abnormal inventory costs and the allocation of fixed production overhead costs. SFAS No. 151 will be effective for inventory costs incurred beginning in fiscal year 2006. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

3. Stockholder's Equity

On November 12, 1999, MMHC completed a recapitalization transaction in which it issued new common and preferred stock and entered into a $69.2 million subordinated credit facility due in 2007 with an investment fund managed by an affiliate of CVC. Interest at a rate of 14% per annum on the MMHC Credit Facility is payable semi-annually in cash or in-kind at the option of MMHC. In connection with any prepayment or repayment of the facility, MMHC will pay a premium on the principal such that the internal rate of return is equal to 20% per annum. Cash payment of dividends on MMHC's common and preferred stock is not permitted while the MMHC Credit Facility is outstanding. In connection with the MMHC Credit Facility, MMHC also issued a warrant to such lender allowing it to purchase 105,189 shares of MMHC's Class B common stock. The warrant is not exercisable until September 30, 2007, and then only if the MMHC Credit Facility has not been repaid.

At December 31, 2005, and January 1, 2005, the outstanding principal and accrued interest on the MMHC Credit Facility was $89.1 million and $73.6 million, respectively. Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon the Company's cash flows. However, the Company does not guarantee the repayment of MMHC's Credit Facility. State of Delaware corporate law, the Company's Revolving Credit Facility agreement and senior subordinated notes indenture require the Company to meet certain tests before any dividends can be distributed to MMHC.

On December 20, 2005, the board of directors declared a non-cash dividend of $216,000 to MMHC to settle a receivable from MMHC with a corresponding charge to equity. The $216,000 had been previously disbursed by the Company to fund various MMHC expenses. On August 18, 2004, a $6.4 million net obligation to MMHC was settled. The board of directors declared a non-cash dividend of $694,000 to MMHC to settle a receivable from MMHC with a corresponding charge to equity. The $694,000 had been disbursed by the Company in previous years to fund various MMHC expenses. In addition, MMHC converted its $7.1 million receivable due from the Company into an additional capital investment in the Company. The amount represented a portion of the income tax expense incurred by the Company over several years that was not ultimately payable to taxing authorities due to deductible expenses provided by MMHC in the consolidated income tax returns. As a result, the Company reclassified its $7.1 million obligation

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

to MMHC as a capital contribution included in paid-in capital. MMI paid no cash dividends to MMHC in 2003, 2004 and 2005; thus, the MMHC obligation under the subordinated credit facility was satisfied by a payment-in-kind.

4. Details of Certain Balance Sheet Items

Inventories consisted of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
Raw materials	$ 48,878	$ 63,366
Work-in-process	2,215	1,726
Finished goods	87,212	96,997
Total inventory	$ 138,305	$ 162,089

Property, plant and equipment consisted of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
Land	$ 4,322	$ 4,322
Buildings and improvements	34,209	32,950
Machinery and equipment	121,839	105,153
Rental equipment	6,918	4,906
Total property, plant and equipment, gross	167,288	147,331
Less accumulated depreciation	(81,026)	(72,327)
Total property, plant and equipment, net	$ 86,262	$ 75,004

In June 2005, certain rental equipment was sold with the proceeds of $1.3 million included in net sales and the corresponding net carrying value of $0.3 million included in costs of sales.

Net machinery and equipment under capital lease obligations included in property, plant and equipment totaled $21,759,000 and $9,515,000, which is net of accumulated amortization of $7,616,000 and $4,481,000, at December 31, 2005 and January 1, 2005, respectively. Depreciation expense was $11,761,000, $12,509,000, and $11,459,000 for fiscal years 2005, 2004 and 2003, respectively.

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

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred charges and other assets consisted of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
Deferred loan costs	$ 2,375	$ 3,694
Intangible assets, net of accumulated amortization of $2,900, and $2,346	4,543	2,290
Assets held for sale	--	548
Deposits on machinery and equipment	1,729	4,005
Other	1,809	681
Total deferred charges and other assets	$ 10,456	$ 11,218

Estimated aggregate amortization expense related to intangible assets, other than goodwill, for each of the next five years is: 2006 - $1,102,000; 2007 - $1,009,000; 2008 - $816,000; 2009 - $762,000; and 2010 - $626,000. Total amortization expense for fiscal years 2005, 2004 and 2003 was $553,000, $540,000, and $476,000, respectively.

The deposits on machinery and equipment are expected to be refunded in 2006 when the assets are completed and the related capital lease financing is closed.

On March 4, 2005, the sale of the Oregon, Ohio manufacturing facility was completed with the net proceeds approximating the carrying value.

Accrued liabilities consisted of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
Accrued compensation	$ 7,129	$ 9,960
Accrued self insurance	4,884	4,620
Accrued retirement plan contributions	1,509	2,361
Other accrued liabilities	9,127	10,081
Total accrued liabilities	$ 22,649	$ 27,022

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
Revolving credit facility	$ 70,166	$ 96,649
11.25% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15 (1)	188,388	188,164
13% Senior subordinated notes, due April 2007, interest payable semi-annually in arrears on April 15 and October 15	11,300	11,300
Contractual obligation to seller of SRP	1,433	2,205
Capital lease obligations	19,115	8,343
	290,402	306,661
Less current maturities	(5,248)	(3,082)
Total long-term obligations	$ 285,154	$ 303,579

_______________

  Includes premium of $311,000 and $576,000, less prepaid interest of $623,000 and $1,112,000 as of December 31, 2005 and January 1, 2005, respectively.

Scheduled maturities of capital lease obligations and other long-term debt are as follows:

	Long-Term Debt	Capital Leases
	(In thousands)
2006	$ 800	$ 5,967
2007	270,916	5,875
2008	--	5,012
2009	--	3,695
2010	--	2,145
2011 and thereafter	--	6
	271,716	22,700
Less amount representing interest	(117)	(3,585)
	$ 271,599	$ 19,115

Revolving Credit Facility

As of May 28, 2004, the revolving credit facility provided a $150 million line of credit limited by a borrowing base computation. The maximum allowable borrowing is equal to the sum of 55% of both the eligible finished goods inventory and eligible raw materials inventory plus 85% of eligible accounts receivable. The amount borrowable against finished goods inventory and raw materials inventory is limited to $80.0 million.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Borrowings under the credit facility bear interest, at the Company's option, at either (i) a prime base rate (as announced from time to time by the agent bank) plus an adjustable margin from zero to 0.25% or (ii) a Eurodollar base rate for an applicable Eurodollar interest period plus an adjustable margin, which ranges from 1.50% to 2.75%. The adjustable margin relating to both the prime base rate and the Eurodollar base rate is based first on whether the Company has achieved a 1.10 fixed charge coverage ratio on a trailing twelve month basis, and then on a ratio of total funded indebtedness to "Adjusted Earnings from Operations" (a defined term substantially the same as earnings before interest, taxes, depreciation and amortization). At December 31, 2005, the actual margin added to the Eurodollar and prime based rates charged under the credit facility was 2.75% and .25%, respectively. For fiscal years 2005, 2004 and 2003, the average interest rate for this facility was 5.79%, 4.78% and 4.79%.

Effective August 10, 2005, MMI amended its revolving credit facility to increase the annual limitation for allowable capital lease obligations from $17 million to $25 million and make certain technical changes to incorporate a new subsidiary entity as a borrower under the facility.

On November 11, 2005, MMI further amended its revolving credit facility, effective as of October 1, 2005, to extend the term of the agreement from December 12, 2006 to April 2, 2007, to amend the fixed charge coverage ratio requirement for the twelve-month period ending on October 1, 2005 from 1.1 to 1.0 (future requirement remains at 1.1), and to add a covenant that an event of default would occur if the Company has not refinanced its senior subordinated notes on or before December 15, 2006. Absent this amendment to reduce the fixed charge coverage ratio requirement to 1.0, the Company would not have achieved this debt covenant for the twelve-month period ending on October 1, 2005.

The credit facility contains customary representations, warranties and events of default and requires compliance with certain covenants, including, among other things, a fixed charge coverage ratio requirement, repayment or repurchase of the senior subordinated notes on or before December 15, 2006, and limitations on incurrence of indebtedness, capital expenditures, mergers and consolidations, disposition of assets, and payment of dividends and other distributions. The annual limitation for capital expenditures, rent expense, and allowable capital lease obligations is $20 million, $20 million and $25 million, respectively. The definition of capital expenditures under the credit facility includes only fixed asset investments funded under such facility and principal payments made on capital lease obligations. Bank approval is required for certain business acquisitions. In addition, the covenants regarding permitted business acquisitions and distributions require a minimum revolving credit availability of $20 million after giving effect to such an event. In the case of distributions, the $20 million availability must also be met on average for the three month period immediately prior to the distribution. As of December 31, 2005, the Company was in compliance with all covenants.

The revolving credit facility is secured by all assets (other than those subject to capital lease obligations) and stock and is guaranteed by MMHC. Excess borrowing availability under the revolving credit facility at December 31, 2005, after taking into account borrowing base restrictions and outstanding borrowings and letters of credit, was approximately $54.1 million. Outstanding letters of credit totaled $11.4 million and $9.7 million at December 31, 2005 and January 1, 2005, respectively. As of March 29, 2006, excess borrowing availability was $66.0 million. Outstanding letters of credit at that date totaled $11.9 million.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During fiscal 2005, MMI entered into approximately $9.0 million of capital lease obligations for new machinery and equipment. In addition, MMI received approximately $5.0 million for the sale of certain manufacturing equipment that was leased back under capital lease obligations. There was no gain or loss realized on the transaction as the proceeds equaled the carrying value of the equipment. At December 31, 2005, we had outstanding capital lease obligations aggregating $19.1 million.

Senior Subordinated Notes

The Company has outstanding $188.7 million of 11.25% Notes and $11.3 million of 13% Notes due April 15, 2007. The senior subordinated notes are general unsecured obligations of the Company and are subordinated to the Company's revolving credit facility.

The 11.25% and 13% Notes may be redeemed at the option of the Company, in whole or in part, at any time after April 15, 2005 at the principal amount plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption date.

The 11.25% and 13% Notes are subject to a "Change in Control" provision. This provision states that a change in control exists, subject to exceptions, if any of the following occurs: a sale of substantially all assets, the liquidation or dissolution of the Company, a change in the beneficial ownership of more than 50% of the total voting power of the voting stock, or the majority of the members of the Board of Directors do not continue as directors. If a change in control occurs, each holder will have the right to require the Company to repurchase all or any part of their notes at a repurchase price in cash at 101% of the aggregate principal plus accrued and unpaid interest and liquidating damages, if any.

6. Derivative Instrument

MMI is a party to an interest rate swap agreement in conjunction with the second amendment of its revolving credit facility. This agreement effectively converts a portion of the revolving credit facility's floating-rate debt to a fixed-rate basis for the three years ending December 12, 2006. This agreement's notional amount of $15 million represents 21.4% of the total revolving credit facility debt balance at December 31, 2005. This derivative meets the cash flow hedge requirements of SFAS No.133 "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

Under the terms of the accounting standard, this derivative is deemed a perfectly effective hedge. Thus, any change in the derivative's fair value is reported as a component of other comprehensive income (loss) in the accompanying financial statements. For fiscal year 2005 and 2004, the fair value change of this derivative resulted in an unrealized gain, net of tax, of $57,000 and $106,000, respectively, which was included in other comprehensive income (loss). At December 31, 2005 and January 1, 2005, the cumulative unrealized gain, net of tax, of $197,000 and $140,000, respectively, was included as a component of accumulated other comprehensive loss in stockholder's equity.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Goodwill Impairment

In performing the annual review of goodwill as of December 31, 2005 as required by SFAS No. 142, "Goodwill and Other Intangible Assets", the Company determined that the debt free carrying value of the fence reporting unit's assets and liabilities, including goodwill, exceeded its estimated fair value.  The fence reporting unit's fair value was estimated by allocating an estimated enterprise fair value for the Company based on the fence reporting unit's contribution to the Company's average estimate of consolidated EBITDA. The enterprise fair value of the Company was estimated by applying a range of market multiples normally utilized in enterprise valuations for companies in the construction and building materials sector to an average estimate of consolidated EBITDA. The reduced valuation was primarily due to the lower relative contribution from the fence business's profitability to the Company's consolidated EBITDA. The analysis of the fair value of the fence reporting unit's assets and liabilities compared to the respective carrying value resulted in the impairment of the fence reporting unit's goodwill of approximately $17.3 million in fiscal 2005..

8. Detail of Certain Statement of Operations Items

Other (income) expense, net, consisted of the following:

	Fiscal Year
	2005	2004	2003
	(In thousands)
Expenses related to restructuring activities	$ (105)	$ 2,275	$ 4,432
Fixed asset impairment charges	497	1,019	--
Acquisition costs	--	992	--
Gain on sale of fixed assets	(33)	(782)	(1,155)
Prompt payment discounts	(1,130)	(595)	(647)
Other	475	549	568
Total other (income) expense, net	$ (296)	$ 3,458	$ 3,198

In the second quarter of 2004, the Company wrote off direct costs of $992,000 incurred in previous periods related to possible business acquisitions when negotiations for these acquisition targets were indefinitely postponed.

9. Fixed Asset Impairments and Restructuring Charges

Beginning in early fiscal 2002, management began the process of evaluating the Company's existing network of manufacturing plants and distribution locations, and re-engineering business processes within facilities. The initiative's primary focus was the more effective utilization of assets and reduction of excess capacity through consolidation and rationalization.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During 2003, the process of evaluating the network of manufacturing plants and distribution locations was continued. Additional expenses of $3.2 million (including a $1.4 million pension settlement charge) were recorded in 2003 associated with three facilities closed in 2002. These additional expenses, plus expenses associated with the 2003 closure of a manufacturing facility in Whittier, California, amounted to $4.4 million and are included in other expense, net. In 2003, the Company also completed the sale of the Whittier, California manufacturing facility that resulted in a gain of approximately $799,000 included in other expense, net.

In 2004, the Company closed its manufacturing facility in San Fernando, California and relocated certain equipment to other manufacturing facilities. These expenses, plus additional costs related to the previously closed facilities, amounted to $2.3 million and was included in other expense, net.

On July 26, 2004, the sale of the Baltimore, Maryland manufacturing facility that was closed in 2002 resulted in a gain of approximately $879,000 that was included in other expense, net. In 2004, the Company recognized an impairment charge of $827,000 included in other expense, net to reduce the carrying value of the Oregon, Ohio manufacturing facility to the net proceeds realized when its sale was completed in March 2005. The carrying value of this facility was classified as assets held for sale included in other assets in the January 1, 2005 balance sheet.

In March 2005, MMI recognized an impairment charge of $497,000 as certain equipment was idled as a result of a new outsourcing arrangement.

10. Commitments and Contingencies

The Company leases warehouse and office space and certain machinery and equipment under operating leases. The Company's operating leases for its corporate and Fence segment headquarters and certain manufacturing and distribution locations include provisions related to rent increases and, in some cases, rent holidays and rent concessions for leasehold improvement incentives. In general, lease expense, net of the benefit, if any, from leasehold improvement incentives, is recognized on a straight-line basis over the minimum lease term (including any rent holiday period). Future minimum lease payments on non-cancelable operating leases with remaining terms of one or more years consisted of the following at December 31, 2005 (in thousands):

2006	$ 13,183
2007	10,812
2008	8,232
2009	6,598
2010	6,066
2011 and thereafter	9,183
Total	$ 54,074

Total rental expense for fiscal years 2005, 2004 and 2003 was $15,064,000, $12,794,000 and $10,245,000, respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has a supply arrangement whereby certain raw materials ordered under non-cancelable fixed price purchase commitments are held on consignment at third-party warehouses or in segregated areas at Company locations. Such inventory is the supplier's consigned inventory and therefore is not recorded on the Company's balance sheet. The cost of consigned inventory at December 31, 2005 was $15.4 million, all of which can be transferred to the Company at the supplier's option. This obligation will be recorded by the Company upon such transfer, at which time the Company will have title to the inventory.

The Company is involved in a number of legal actions arising in the ordinary course of business. The Company enters into certain purchase commitments in the ordinary course of business, and the Company is contingently liable to customers for certain product performance matters. A claim for early withdrawal liability from a multi-employer pension plan has also been made as a result of the closing of the Chicago, Illinois plant. The Company has recorded accruals for its best estimate of the probable losses related to these commitments and contingencies. Although no assurance can be given with respect to the ultimate outcome of any asserted claim or litigation, no material effect on the Company's financial position or future operating results is expected.

The Company's products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination, or loss of production. The Company manages its exposure to such risks by purchasing liability insurance. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company maintains a reserve for product warranties based on specific warranty claims. The reserve for product warranties was $300,000 and $333,000 at December 31, 2005 and January 1, 2005, respectively.

11. Employee Benefit Plans

Defined Contribution Plan

The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Plan. Effective June 1, 2004, the Plan was amended whereby the Company withholds two percent of an eligible employee's pay, unless the employee elects a lesser percentage, including zero. The Company matches employee contributions up to two percent of their individual compensation at a rate of 50%. The Company also contributes a discretionary amount to the Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees must be employed on the last day of the Plan Year in order to share in an allocation of the discretionary amount. Employees covered by a collective bargaining agreement are not eligible for the Plan.

Under the Plan, vesting in the Company's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution occurs over a three year period.

The Company recognized expense of $676,000, $478,000 and $414,000 during fiscal years 2005, 2004 and 2003, respectively for 401(k) matching contributions to the Plan. The Company recognized expense of $1,200,000 and $2,047,000 during fiscal years 2005 and 2004, respectively for discretionary retirement contributions to the Plan. In fiscal 2003, the Company recognized a reduction in expense of $1,003,000 as a portion of the 2002 accrual was not ultimately contributed to the Plan.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Defined Benefit Plan

The Company maintains a retirement plan that covers former employees of the now closed Baltimore, Maryland manufacturing plant. The plan was established under a collective bargaining agreement with a union representing the employees. Plan benefits are based primarily on years of service. It is the policy of the Company to fund this plan currently based upon actuarial determinations and applicable tax regulations. The terminated employees had the option to receive an immediate lump sum benefit or remain in the plan and receive the defined benefit payments upon retirement. Most chose the lump sum option. The total of the lump sum payments during 2003 exceeded the sum of the service cost and interest cost for the year.

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

In fiscal 2005, 2004 and 2003, we recognized pension expense of $14,000, $57,000 and $1,545,000 (including the settlement impact), respectively, under the Plan. The plan's accumulated benefit obligation was $1,383,000 and $1,423,000 at the end of fiscal years 2005 and 2004, respectively. The fair value of plan assets was $1,215,000 and $1,249,000 at the end of fiscal year 2005 and 2004, respectively. In 2005, the Company made no cash contributions to the plan. The Company expects no contributions to be required for 2006.

Amounts recognized in the consolidated balance sheets consist of:	December 31, 2005	January 1, 2005
(In thousands)
Accrued benefit costs	$ (168)	$ (174)
Other comprehensive loss	836	856
Net amount recognized	$ 668	$ 682

The amounts included within other comprehensive income arising from changes in the additional minimum pension liability for fiscal years 2005 and 2004, net of tax, was a gain of $12,000 and a loss of $88,000, respectively. At December 31, 2005, and January 1, 2005, the cumulative minimum pension liability adjustments, net of tax, of $509,000 and $521,000, respectively, was included as a component of accumulated other comprehensive loss in stockholder's equity.

The plan made benefit payments in fiscal 2005 of $100,000 and expects to make benefit payments of less than $100,000 in each of fiscal years 2006 to 2010 and payments of approximately $403,000 in the aggregate during fiscal years 2011 to 2015.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12. Income Taxes

Significant components of the provision (benefit) for income taxes, which are not allocated to the business segments, are as follows:

	Fiscal Year
	2005	2004	2003
	(In thousands)
Current:
Federal	$ 879	$ 11,408	$ (4,787)
State and local	187	1,895	91
	1,066	13,303	(4,696)
Deferred:
Federal	(2,019)	543	1,295
State and local	61	1,225	(1,000)
	(1,958)	1,768	295
Total current and deferred	$ (892)	$ 15,071	$ (4,401)

The reconciliation of income tax computed at the 35% U.S. federal statutory tax rate to income tax expense was as follows:

	Fiscal Year
	2005	2004	2003
	(In thousands)
Tax at U.S. statutory rate	$ (3,658)	$ 12,584	$ (4,031)
State and local income taxes, net of federal benefit	(521)	2,221	(591)
Non-deductible goodwill impairment	3,792	--	--
Increase in valuation allowance	772	--	--
Other, net	(1,277)	266	221
Total	$ (892)	$ 15,071	$ (4,401)

The income tax benefit for 2005 of $892,000 was 8.5% of the pretax loss of $10.5 million. Approximately 63% of the $17.3 million goodwill impairment expense in 2005 did not provide an income tax benefit. This non-deductible goodwill resulted from business acquisitions made in years prior to 2000 in which the capital stock of the acquired business was purchased.

The Company recognized additional federal tax benefit of $514,000 in the fourth quarter of fiscal 2005 to adjust for the impact of certain state tax benefits recognized in prior years. The Company recognized additional state and local income tax expense of $563,000 in the fourth quarter of fiscal 2004 to adjust certain state tax benefits recognized in prior years.

The Company is a member of an affiliated group that includes its parent company, MMHC, which files a consolidated United States tax return. The Company's tax provision, including deferred taxes, is computed as if it were a stand alone entity.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recognized a deferred tax benefit of $825,000 in the fourth quarter of fiscal 2005 to adjust certain deferred tax liabilities recognized in prior years.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31, 2005	January 1, 2005
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$ 11,793	$ 13,147
Intangible assets	628	2,553
Other	513	517
Total deferred tax liabilities	12,934	16,217
Deferred tax assets:
Net operating losses	1,816	2,203
Inventory valuation	1,547	2,080
Allowance for doubtful accounts	598	824
Self-insurance accruals	1,811	1,802
Other	2,696	2,156
Total deferred tax assets	8,468	9,065
Valuation allowance	772	--
Net deferred tax liabilities	$ 5,238	$ 7,152

For fiscal years 2005 and 2004, the Company has recorded deferred taxes of $45,000 and $12,000, respectively, from the changes in the additional minimum pension liability and interest rate swap that was recorded as part of accumulated other comprehensive income.

At December 31, 2005, the Company has federal net operating loss carryforwards of $2.0 million, which expire at various dates between 2011 and 2021. In addition, the Company has state net operating losses of $24.3 million expiring at various dates between 2007 and 2025. In 2005, a $772,000 increase in tax expense was recognized to provide a valuation allowance for these state net operating losses that may not be realized.

13. Segment Reporting

The Company has five operating units aggregated into two reportable segments: Concrete Construction Products and Fence. The Concrete Construction Products segment has three operating units that offer complementary products and services within the concrete construction industry. The Fence segment has two operating units that offer complementary products and services.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Concrete Construction Products Segment

The Concrete Construction Products segment consists of two product lines-welded wire reinforcement and concrete accessories. The welded wire reinforcement product line includes various classes of welded wire reinforcement that serve as a structural grid for concrete construction used in building, road, bridge and sewage and drainage projects, and PC strand, which is used in pre-tensioned and post-tensioned concrete construction. The concrete accessories product line includes over 2,000 types of hardware accessories used in concrete construction activity, including precast, tilt-up and masonry applications; products used to position and install steel reinforcing bar; and welded steel reinforcing products. The concrete construction products are used in the construction of roads, bridges and other heavy construction projects including nonresidential buildings.

Fence Segment

The Fence segment manufactures all types of galvanized and vinyl-coated chain link fence fabric, ornamental fencing, fittings and other related products. In addition, the segment also distributes wood, vinyl and aluminum fence, pipe, tubing, access control equipment and other products that are primarily manufactured by third parties. The fence products are used in numerous residential and nonresidential applications.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its business units based upon their return on invested capital elements and other performance measurements.

Summarized financial information concerning the reportable segments is presented in the following tables. Corporate general and administrative expenses are allocated to the segments based primarily upon proportional net sales.

	Fiscal Year 2005
	Concrete Construction Products	Fence	Corporate	Total
	(In thousands)
Net sales (1)	$ 384,408	$ 337,023	$ --	$ 721,431
Goodwill impairment	--	17,258	--	17,258
Income (loss) before interest and income taxes	34,585	(13,777)	--	20,808
Interest expense	--	--	31,261	31,261
Income tax benefit	--	--	(892)	(892)
Net income (loss)	34,585	(13,777)	(30,369)	(9,561)
Depreciation and amortization	8,768	3,546	--	12,314
Segment assets (2)	228,331	120,687	25,926	374,944
Goodwill	43,140	--	--	43,140
Capital expenditures	9,578	4,732	631	14,941

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fiscal Year 2004
	Concrete Construction Products	Fence	Corporate	Total
	(In thousands)
Net sales (1)	$ 341,105	$ 332,799	$ --	$ 673,904
Income before interest and income taxes	41,039	24,301	--	65,340
Interest expense	--	--	29,383	29,383
Income tax provision	--	--	15,071	15,071
Net income (loss)	41,039	24,301	(44,454)	20,886
Depreciation and amortization	9,250	3,799	--	13,049
Segment assets (2)	219,495	149,384	24,605	393,484
Goodwill	43,140	17,258	--	60,398
Capital expenditures	3,939	4,546	475	8,960

	Fiscal Year 2003
	Concrete Construction Products	Fence	Corporate	Total
	(In thousands)
Net sales (1)	$ 224,551	$ 291,474	$ --	$ 516,025
Income before interest and income taxes	10,920	5,941	--	16,861
Interest expense	--	--	28,377	28,377
Income tax benefit	--	--	(4,401)	(4,401)
Net income (loss)	10,920	5,941	(23,976)	(7,115)
Depreciation and amortization	8,067	3,868	--	11,935
Segment assets (2)	176,957	126,583	23,345	326,885
Goodwill	43,789	17,258	--	61,047
Capital expenditures	4,627	1,488	114	6,229

_______________

  Net sales delivered to customers located outside of the United States were less than 1% for each of fiscal 2005, 2004 and 2003.
  Segment assets include accounts receivable, inventory, goodwill and property, plant and equipment. Corporate assets include all other components of total consolidated assets. Segment assets located outside of the United States was $8,244,000, $9,928,000 and $1,216,000 at the end of fiscal 2005, 2004 and 2003, respectively.

MMI PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. Quarterly Financial Data (Unaudited)

	2005 (by fiscal quarter)
	1	2	3	4
	(In thousands)
Net sales	$154,635	$195,293	$195,450	$176,053
Gross profit	26,509	34,542	33,679	33,094
Net income (loss) (1)	(1,581)	2,872	2,129	(12,981)

_______________

  In the fourth quarter of 2005, the Company recognized a $17.3 million ($14.8 million, net of tax) expense for the impairment of goodwill related to its fence business.

	2004 (by fiscal quarter)
	1	2	3	4
	(In thousands)
Net sales	$151,405	$185,438	$184,786	$152,275
Gross profit	29,384	50,981	45,347	28,823
Net income (loss)	376	10,708	10,645	(843)

The quarterly information above differs from that included in our 2005 quarterly reports on Form 10-Q for the first and second fiscal quarters to reflect the reclassification of costs relating to company-operated vehicles that deliver products to customers, which were previously included in selling, general and administrative expense, to cost of sales. This reclassification decreased selling, general and administrative expense and increased cost of sales as follows:

	Fiscal Quarter
	1	2	3	4
	(In thousands)
2005 (by fiscal quarter)	$ 3,103	$ 3,255	$ --	$ --
2004 (by fiscal quarter)	3,116	3,158	3,256	3,161

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Disclosure Controls and Procedures.

The certifying officers of MMI are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the Company and have; (i) designed such disclosure controls and procedures to ensure that material information relating to MMI, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared; and (ii) evaluated the effectiveness of MMI's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that MMI's disclosure controls and procedures were effective as of December 31, 2005 in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in its periodic SEC filings.

Management, in consultation with our independent registered public accounting firm, identified control deficiencies in the prior years' reconciliation procedures related to the deferred income tax accounts which constituted a material weakness under standards established by the Public Company Accounting Oversight Board (United States). As a result, the Company recognized an adjustment to its income tax expense of $1.3 million in fiscal 2005. Prior period financial statements have not been restated as the impact was not considered material. The Company's improved reconciliation procedures related to the deferred income tax accounts that were implemented in the fourth quarter of 2005 identified the adjustment and should prevent recurrence of this situation.

MMI's certifying officers have indicated that there were no other material changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth relevant information regarding our directors and executive officers, including their respective ages.

Name	Age	Position
Julius S. Burns	73	Chairman and Director
Thomas F. McWilliams	63	Director
Richard E. Mayberry Jr.	53	Director
John M. Piecuch	57	President, Chief Executive Officer, and Director
Robert N. Tenczar	56	Vice President and Chief Financial Officer
James M. McCall	63	Vice President; President of Ivy Steel & Wire Division
Paul W. Harrison	57	President of Merchants Metals Division
Walter E. Berner	53	President of Meadow Burke Products Division
Lyle D. Bumgarner	63	Vice President, Manufacturing
Douglas L. White	37	Vice President and Controller
Tammy R. Hinkle	40	Treasurer and Secretary

Julius S. Burns has been Chairman of our board since January 2, 2001. Until December 1, 2001, he served as our President and Chief Executive Officer for 12 years. Prior to that, he served for 13 years as President and General Manager of Ivy Steel & Wire Company, Inc. Mr. Burns has 39 years of related industry experience.

Thomas F. McWilliams has been a director since 1992.  Mr. McWilliams is a Managing Director of Citigroup Venture Capital, Ltd. ("CVC"), with whom he has been affiliated with since 1983, and a Managing Partner of CVC Equity Partners. Mr. McWilliams is a member of CVC's investment committee.  He received his A.B. from Brown University and his M.B.A. from the Wharton School of Finance and Commerce at the University of Pennsylvania.  Mr. McWilliams is a director of WCI Communities, Inc. and various private companies.

Richard E. Mayberry Jr. has been a director since April 2004. Mr. Mayberry is a Managing Director of Citicorp Capital Investors, Ltd., which is the General Partner of the CVC Debt Funds. He has been affiliated with CVC since 1984, after working in various areas of corporate finance at Merrill Lynch. Mr. Mayberry received his A.B. from Dartmouth College and his M.B.A. from the Amos Tuck School of Business Administration. Mr. Mayberry's directorships include various private companies.

John M. Piecuch has been our President and Chief Executive Officer and a director since December 17, 2001. Mr. Piecuch was formerly the President and Chief Executive Officer of Lafarge Corporation, one of the largest construction material companies in North America. Mr. Piecuch is a director of Brampton Brick Limited, a Canadian producer of construction and industrial products.

Robert N. Tenczar has been our Vice President and Chief Financial Officer since May 1993. From 1985 to 1993, Mr. Tenczar was employed by Baker Hughes Incorporated, his last assignment as Vice President - Finance of its EnviroTech Controls division.

James M. McCall has been employed by us and our predecessors in various management positions of increasing responsibility since 1975, as General Manager of Wire Mesh operations since 1989 and the President of the Ivy Steel & Wire division since 1999. Mr. McCall has 40 years of related industry experience.

Paul W. Harrison has been employed by us since November 2000 and became President of the Merchants Metals fence division in September 2001.  Mr. Harrison currently serves as the President of the Chain Link Fence Manufacturers Institute, the leading industry trade group.  Mr. Harrison has held executive positions in the fence industry for over 30 years.

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

Lyle D. Bumgarner has been employed by us since 1988 in various engineering and managerial positions, including Director of Manufacturing for Meadow Burke, Vice President of Manufacturing for Merchants Metals and since 1996, Vice President of Manufacturing for MMI Products, Inc. Mr. Bumgarner has worked in the wire industry for over 42 years, serving in various senior management positions both domestically and abroad.

Douglas L. White has been Vice President and Controller of the Company since July 2004. Mr. White was formerly employed by Ernst & Young LLP for twelve years, his last assignment as a senior audit manager.

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

Code of Ethics

The company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer and controller) and employees. The company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

The following table sets forth the compensation for fiscal years 2005, 2004, and 2003 awarded to or earned by our chief executive officer and other highly compensated individuals who served as executive officers during such period.

Summary Compensation Table

		Annual Compensation		All Other Compensation
Name and Principal Position (1)		Salary	Bonus	401(k)	Pension	Other

John M. Piecuch President and Chief Executive Officer	2005	$762,600	$ --	$ 6,037	$ --	$138,615 (2)
	2004	762,600	1,000,000	5,187	--	250,000 (2)
	2003	562,620	--	2,000	628	13,284 (2)

James M. McCall Vice President; President - Ivy Steel & Wire Division	2005	229,500	102,000	2,295	--	--
	2004	217,800	151,500	2,178	--	--
	2003	213,300	--	2,000	4,672	--

Paul W. Harrison President - Merchants Metals Division	2005	214,200	31,000	2,142	--	--
	2004	198,700	130,000	1,987	--	--
	2003	193,800	--	1,617	628	--

Robert N. Tenczar Vice President and Chief Financial Officer	2005	205,150	27,500	2,052	--	--
	2004	194,025	108,000	1,940	--	--
	2003	188,650	--	1,779	1,226	--

Walter E. Berner President - Meadow Burke Products Division	2005	199,820	102,041	1,998	--	--
	2004	185,001	108,000	866	--	--
	2003	149,500	--	--	--	--

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
  Represents amounts paid by the Company, on behalf of executive, for relocation costs.

Retirement Plans

The MMI Products, Inc. Retirement and 401(k) Savings Plan (the "Plan") incorporates a 401(k) feature for all employees who contribute a portion of their compensation to the Plan. Effective June 1, 2004, the Plan was amended whereby the Company withholds two percent of an eligible employee's pay, unless the employee elects a lesser percentage, including zero. The Company will match employee contributions of up to two percent of their individual compensation at a rate of 50%. The Company will also contribute a discretionary amount to the Plan for the benefit of all eligible employees, whether they participate in the 401(k) feature or not. Employees must be employed on the last day of the Plan Year in order to share in an allocation of the discretionary amount. Employees covered by a collective bargaining agreement are not eligible for the Plan.

Under the Plan, vesting in the Company's matching 401(k) contribution is immediate. Vesting in the discretionary retirement contribution will be over a three year period.

Employment and Other Agreements

John M. Piecuch

John M. Piecuch, our President and Chief Executive Officer, entered into a severance agreement with us on July 31, 2002 that sets forth his rights and obligations in the event of the termination of his employment with the company. The agreement provided an annual salary of $550,000 and a bonus based on performance at the discretion of the board. A minimum bonus of $450,000 was guaranteed for fiscal 2002. In 2004, the board approved an increase to Mr. Piecuch's base pay to an annual salary of $750,000. Under this agreement, if Mr. Piecuch is terminated by the company "without cause," or if Mr. Piecuch terminates his employment for "good reason" (each as defined in the agreement), he is entitled to, among other things, (1) continued receipt of his base salary for a period of 18 months following his termination and (2) a bonus for the one-year period following his termination based on either (a) the company's achievement of specified performance milestones or (b) if performance milestones have not been specified or cannot be definitively measured, the amount of his bonus for the last calendar year ending prior to his termination. In addition, the severance agreement restricts Mr. Piecuch's ability to compete with the company for a period of six months following the termination and to solicit or hire employees of the company for a period of 12 months following the termination.

Repurchase Agreements

Each member of our management that owns common stock of MMHC holds such stock subject to various repurchase agreements. Under the repurchase agreements, MMHC may repurchase the common stock at fair value upon termination of such person's employment. Under Mr. Burns' repurchase agreement, MMHC may repurchase his common stock for fair market value.

Compensation Committee Interlocks and Insider Participation

Our board of directors is responsible for determining executive officer compensation. John M. Piecuch currently serves as both a director and as an officer of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding shares of MMI Products, Inc. are owned by our parent, MMHC. The following table sets forth relevant information regarding the beneficial ownership of MMHC's capital stock as of March 30, 2006, by:

  each person known to us to be a beneficial owner of more than 5% of the outstanding common stock;
  each of our directors and named executive officers; and
  all of our directors and officers as a group.

The information below as to securities owned by directors and executive officers was furnished to us by such directors and executive officers, including as to certain directors pursuant to Section 13(d) under the Securities Exchange Act of 1934. Except as otherwise indicated all shares are owned directly. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

MMHC has three classes of common stock. (i) Class A common stock, par value $0.01 per share, (ii) Class B common stock, par value $0.01 per share, and (iii) Class C common stock, par value $0.01 per share. The Class A, Class B and Class C common stock vote together as a single class. The Class A common stock is the class into which the other two classes of common stock are convertible, and until those classes are converted, has 17% of the combined voting power of all three classes of common stock. Each share of Class A common stock has voting power equal to its pro rata share of such 17.0% vote. The Class B common stock has 49.5% of the combined voting power of the three classes of common stock and is held by Court Square Capital, Limited ("Court Square") and its affiliates and associates. All of the Class B common stock shares will be voted in accordance with a majority of interest vote of such class, which is held by Court Square. The Class C common stock has 33.5% of the combined voting power of the three classes of common stock and is held by management of MMHC. Class B common stock is convertible into Class A common stock upon the first to occur of (i) the date on which the outstanding number of shares of Class B common stock represents less than 45% of the outstanding common stock and (ii) a vote of the holders of a majority in interest of the Class B common stock to convert their shares of Class B common stock into Class A common stock. In addition, any holder of the Class B common stock, other than Court Square, may convert his or its shares to Class A common stock at such time as such person is no longer affiliated or associated with Court Square. The Class C common stock automatically converts into Class A common stock upon an initial public offering, if required by the underwriters, or at such time as no shares of Class B common stock are still outstanding. As of March 30, 2006, 2,000 shares of Class A common stock, 818,164 shares of Class B common stock and 177,565 shares of Class C common stock were outstanding.

Directors and Executive Officers	Number of Shares of Common Stock		Percent of Class of Common Stock		Percentage of Total Voting Power(1)
	Class B	Class C	Class B	Class C

Court Square Capital, Limited (2) (3)	662,630	--	81.0%	--	66.4%

Julius S. Burns (5) (7)	--	74,500	--	42.0%	7.5%

Directors and Executive Officers	Number of Shares of Common Stock		Percent of Class of Common Stock		Percentage of Total Voting Power(1)
	Class B	Class C	Class B	Class C

Thomas F. McWilliams (2) (3) (4)	24,679	--	3.0%	--	2.5%

Richard E. Mayberry, Jr. (2) (3)	1,227	--	0.1%	--	0.1%

John M. Piecuch (6) (7)	--	--	--	--	--

James M. McCall (7)	--	23,500	--	13.2%	2.4%

Robert N. Tenczar (7)	--	12,773	--	7.2%	1.3%

Walter E. Berner	--	4,000	--	2.3%	0.4%
503-557 U.S. Highway 301 South
Tampa, Florida 33619

Lyle D. Bumgarner (7)	--	3,429	--	1.9%	0.3%

All directors and executive officers as a group	25,906	118,202	3.1%	66.6%	14.5%

_______________

  Percentage given on a basis as if all shares of Class B common stock and Class C common stock were converted into shares of Class A common stock.
  Address is: c/o Citicorp Venture Capital, Ltd., 300 Park Avenue, 14th floor, Zone 4, New York, New York, 10043.
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

Item 13. Certain Relationships and Related Transactions.

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

At December 31, 2005, and January 1, 2005, the outstanding principal and accrued interest on the MMHC Credit Facility was $89.1 million and $73.6 million, respectively. Availability of cash for MMHC to pay the MMHC Credit Facility interest is principally dependent upon the Company's cash flows. However, the Company does not guarantee the repayment of MMHC's Credit Facility. State of Delaware corporate law, the Company's Revolving Credit Facility agreement and senior subordinated notes indenture require the Company to meet certain tests before any dividends can be distributed to MMHC.

On December 20, 2005, the board of directors declared a non-cash dividend of $216,000 to MMHC to settle a receivable from MMHC with a corresponding charge to equity. The $216,000 had been previously disbursed by the Company to fund various MMHC expenses. On August 18, 2004, a $6.4 million net obligation to MMHC was settled. The board of directors declared a non-cash dividend of $694,000 to MMHC to settle a receivable from MMHC with a corresponding charge to equity. The $694,000 had been disbursed by the Company in previous years to fund various MMHC expenses. In addition, MMHC converted its $7.1 million receivable due from the Company into an additional capital investment in the Company. The amount represented a portion of the income tax expense incurred by the Company over several years that was not ultimately payable to taxing authorities due to deductible expenses provided by MMHC in the consolidated income tax returns. As a result, the Company reclassified its $7.1 million obligation to MMHC as a capital contribution included in paid-in capital. MMI paid no dividends to MMHC in 2003, 2004 and 2005; thus, the MMHC obligation under the subordinated credit facility was satisfied by a payment-in-kind.

Item 14. Independent Auditor Fee Information.

Fees for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are:

	Fiscal Year
	2005	2004
	(In thousands)
Audit fees	$ 447	$ 337
Audit-related fees	30	49
Tax fees	55	109
Total fees	$ 532	$ 495

Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, and registration statements. Audit-related fees principally included accounting consultation and benefit plan audits. Tax fees included tax planning, tax advice and tax compliance.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at fiscal year end 2005 and 2004

Consolidated Statements of Operations for fiscal years 2005, 2004, and 2003

Consolidated Statements of Changes in Stockholder's Equity (Deficit) for fiscal years 2005, 2004, and 2003

Consolidated Statements of Cash Flows for fiscal years 2005, 2004, and 2003

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

10.10

Sixth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of November 11, 2005, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., MMI StrandCo, LP, Bank of America, N.A., GE Business Capital Corporation, and The CIT Group/Business Credit, Inc.

10.11

Seventh Amendment to the Second Amended and Restated Loan and Security Agreement dated as of March 30, 2006, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., MMI StrandCo, LP, Bank of America, N.A., GE Business Capital Corporation, and The CIT Group/Business Credit, Inc.

10.12	Severance Agreement dated as of July 31, 2002, by and among MMI Products Inc., MMI Management Services L.P. and John M. Piecuch.
10.13	The MMI Products, Inc. 401(k) Savings Plan, as amended.
10.14	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns.
10.15	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist.
10.16	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams.
10.17	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall.
10.18	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar.
10.19	Indemnification Agreement dated as of December 17, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and John M. Piecuch.
10.20	Indemnification Agreement dated as of May 6, 2005 among MMI Products, Inc., Merchants Metals Holding Company and Paul W. Harrison
10.21	Indemnification Agreement dated as of May 6, 2005 among MMI Products, Inc., Merchants Metals Holding Company and Walter E. Berner
10.22	Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.23	Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.24	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns.
10.25	Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.
10.26	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar.
10.27	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall.
10.28	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist.
10.29	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns.
10.30	Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.
10.31	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall.
10.32	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar.
10.33	Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc.
10.34	Stock Purchase Agreement by and between MMI Products, Inc., Structural Reinforcement Products, Inc., and Quilni BV, dated as of December 27, 2002.
14	Code of Ethics
21	Subsidiaries
24	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of John M. Piecuch, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert N. Tenczar, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

	SIGNATURE	TITLE	DATE
By:	/s/John M. Piecuch____ John M. Piecuch	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2006
By:	/s/Robert N. Tenczar___ Robert N. Tenczar	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2006
By:	* _________________ Julius S. Burns	Chairman and Director	March 31, 2006
By:	* ________________ Thomas F. McWilliams	Director	March 31, 2006
By:	* ________________ Richard E. Mayberry Jr.	Director	March 31, 2006
* By:	/s/Robert N. Tenczar___ Robert N. Tenczar	Attorney-in-fact	March 31, 2006

Schedule II

MMI PRODUCTS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Fiscal Year 2005: Allowance for Doubtful Accounts	$ 1,933	$ 692	$ 1,257	$ 1,368
Fiscal Year 2004: Allowance for Doubtful Accounts	$ 1,514	$ 2,814	$ 2,395	$ 1,933
Fiscal Year 2003: Allowance for Doubtful Accounts	$ 1,450	$ 1,647	$ 1,583	$ 1,514

_______________

(1) Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS
Exhibit No.	Description
3.1	Restated Certificate of Incorporation of MMI Products, Inc. (1)
3.2	Amended and Restated By-laws of MMI Products, Inc. (1)
4.1	Indenture dated as of April 16, 1997 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (1)
4.2	First Amendment to Indenture dated as of February 12, 1999 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (7)
4.3	Indenture dated as of July 6, 2001 between MMI Products, Inc. and U.S. Trust Company of Texas, N.A. (9)
10.1	Registration Rights Agreement dated as of April 16, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
10.2	Registration Rights Agreement dated as of February 12, 1999 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (4)
10.3	Exchange and Registration Rights Agreement dated as of July 6, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (9)
10.4

Second Amended and Restated Loan and Security Agreement dated as of October 30, 2001 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Credit Corporation ("Transamerica"). (10)

10.5

First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 30, 2002, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Structural Reinforcement Products, Inc., Fleet Capital Corporation ("Fleet"), and Transamerica Business Capital Corporation ("Transamerica"). (12)

10.6

Second Amendment to the Second Amended and Restated Loan and Security Agreement dated as of May 8, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT"). (13)

10.7

Third Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 18, 2003, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT"). (14)

10.8

Fourth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of May 28, 2004 among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT"). (15)

10.9

Fifth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 10, 2005, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., MMI StrandCo, LP, Fleet Capital Corporation ("Fleet"), Transamerica Business Capital Corporation ("Transamerica"), and The CIT Group/Business Credit, Inc. ("CIT").(17)

10.10

Sixth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of November 11, 2005, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., MMI StrandCo, LP, Bank of America, N.A., GE Business Capital Corporation, and The CIT Group/Business Credit, Inc. (18)

10.11

Seventh Amendment to the Second Amended and Restated Loan and Security Agreement dated as of March 30, 2006, among MMI Products, Inc., MMI Management Services LP, MMI Management, Inc., Ivy Steel & Wire, Inc., MMI StrandCo, LP, Bank of America, N.A., GE Business Capital Corporation, and The CIT Group/Business Credit, Inc. (3)

10.12	Severance Agreement dated as of July 31, 2002, by and among MMI Products Inc., MMI Management Services L.P. and John M. Piecuch. (11)
10.13	The MMI Products, Inc. 401(k) Savings Plan, as amended. (1)
10.14	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Julius S. Burns. (8)
10.15	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Carl L. Blonkvist. (8)
10.16	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Thomas F. McWilliams. (8)
10.17	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and James M. McCall. (8)
10.18	Amended and Restated Indemnification Agreement dated as of March 31, 2001 among MMI Products, Inc., Merchants Metals Holding Company and Robert N. Tenczar. (8)
10.19	Indemnification Agreement dated as of December 17, 2001 among MMI Products, Inc., Merchants Metals Holding Company, and John M. Piecuch. (12)
10.20	Indemnification Agreement dated as of May 6, 2005 among MMI Products, Inc., Merchants Metals Holding Company and Paul W. Harrison (16)
10.21	Indemnification Agreement dated as of May 6, 2005 among MMI Products, Inc., Merchants Metals Holding Company and Walter E. Berner (16)
10.22	Purchase Agreement dated as of April 11, 1997 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (1)
10.23	Purchase Agreement dated as of June 28, 2001 between MMI Products, Inc. and Bear, Stearns & Co. Inc. (9)
10.24	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Julius S. Burns. (5)
10.25	Amendment No. 1 to Stock Repurchase Agreement (November 12, 1999) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.(6)
10.26	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Robert N. Tenczar. (5)
10.27	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and James M. McCall. (5)
10.28	Stock Repurchase Agreement dated as of November 12, 1999 between Merchants Metals Holding Company and Carl L. Blonkvist. (5)
10.29	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Julius S. Burns. (6)
10.30	Amendment No. 1 to Stock Repurchase Agreement (April 28, 2000) dated as of January 1, 2001 between Merchants Metals Holding Company and Julius S. Burns.(6)
10.31	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and James M. McCall. (6)
10.32	Stock Repurchase Agreement dated as of April 28, 2000 between Merchants Metals Holding Company and Robert N. Tenczar. (6)
10.33	Purchase Agreement dated as of February 9, 1999 among MMI Products, Inc. and Bear, Stearns & Co. Inc. (4)
10.34	Stock Purchase Agreement by and between MMI Products, Inc., Structural Reinforcement Products, Inc., and Quilni BV, dated as of December 27, 2002. (12)
14	Code of Ethics (3)
21	Subsidiaries (3)
24	Power of Attorney. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (3)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (3)
32.1	Certification of John M. Piecuch, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
32.2	Certification of Robert N. Tenczar, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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
  Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended April 2, 2005.
  Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended July 2, 2005.
  Incorporated by reference to the Exhibits filed with MMI Products, Inc.'s Form 10-Q for the quarter ended October 1, 2005.